Form 10-Q
period 1995-09-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1995-11-14
CIK 793245

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  0-15329

  AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

          Delaware                                47-0699273
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)            Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


                       (402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                            Sept. 30, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    2,197,650      $    1,969,975
 Investment in tax-exempt mortgage loans,
  net of allowance for loan losses (Note 5)                                                     31,566,526          31,566,526
 Real estate acquired in settlement of loans, net of
  accumulated depreciation and valuation allowance (Note 6)                                     25,939,414          26,770,652
 Interest receivable                                                                               140,404             189,166
 Other assets                                                                                       34,309              24,112
                                                                                             --------------      --------------
                                                                                            $   59,878,303      $   60,520,431
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $      635,512      $      655,824
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                   966,675             986,987
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,503               4,750
  Beneficial Unit Certificate Holders
  ($11.23 per BUC in 1995 and $11.35 in 1994)                                                   58,904,125          59,528,694
                                                                                             --------------      --------------
                                                                                                58,911,628          59,533,444
                                                                                             --------------      --------------
                                                                                            $   59,878,303      $   60,520,431
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the        For the Nine        For the Nine
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage investment income                         $      482,189      $      525,854      $    1,670,648      $    1,818,526
 Rental income                                           1,300,516           1,257,946           3,825,945           3,636,584
 Interest income on temporary cash investments              14,307               9,271              40,791              26,093
                                                     --------------      --------------      --------------      --------------
                                                         1,797,012           1,793,071           5,537,384           5,481,203
                                                     --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 7)              208,962             168,752             585,366             516,016
 Real estate operating expenses                            662,490             659,960           1,696,244           1,831,833
 Depreciation                                              300,364             296,256             897,122             887,331
                                                     --------------      --------------      --------------      --------------
                                                         1,171,816           1,124,968           3,178,732           3,235,180
                                                     --------------      --------------      --------------      --------------
Net income                                          $      625,196      $      668,103      $    2,358,652      $    2,246,023
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        9,256      $        9,644      $       32,558      $       31,334
 BUC Holders                                               615,940             658,459           2,326,094           2,214,689
                                                     --------------      --------------      --------------      --------------
                                                    $      625,196      $      668,103      $    2,358,652      $    2,246,023
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $        .1174      $        .1255      $        .4434      $        .4222
                                                     ==============      ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1994                                           $        4,750     $     59,528,694     $    59,533,444
Net income                                                                     32,558            2,326,094           2,358,652
Cash distributions paid or accrued (Note 3)
 Income                                                                       (29,805)          (2,053,541)         (2,083,346)
 Return of capital                                                               -                (897,122)           (897,122)
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1995                                          $        7,503     $     58,904,125     $    58,911,628
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     2,358,652     $     2,246,023
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   897,122             887,331
    Decrease in interest receivable                                                                 48,762              46,051
    Increase in other assets                                                                       (10,197)               (748)
    Decrease in accounts payable                                                                   (20,312)            (62,283)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       3,274,027           3,116,374

Cash flow used in investing activity
 Real estate capital improvements                                                                  (65,884)            (28,776)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (2,980,468)         (2,980,468)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                227,675             107,130
Cash and temporary cash investments at beginning of period                                       1,969,975           1,566,037
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $     2,197,650     $     1,673,167
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

1. Organization

America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Partnership) was formed on September 30, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally tax-exempt participating first mortgage loans collateralized by income-producing real estate, including multifamily residential apartments and commercial properties. The Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four (AFCA 4).

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1995, and results of operations for all periods presented have been made.

 B) Investment in Tax-Exempt Mortgage Loans
    The Partnership records its investment in tax-exempt mortgage loans at cost. Accrual of mortgage interest income is excluded from income when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C) Allowance for Loan Losses
    The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. The allowance is based upon management's estimates of discounted future cash flows; however, the ultimate realized values may vary from the current estimates. These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

 D) Real Estate Acquired in Settlement of Loans
    Property acquired through foreclosure, deed in lieu of foreclosure, or foreclosure in substance is recorded at the lower of the unpaid loan balance or estimated net realizable value at the date of acquisition. A valuation allowance is established for subsequent declines in estimated net realizable value. Estimated net realizable value is determined on a property-by-property basis.

 E) Depreciation
    Depreciation of real estate acquired in settlement of loans is based on the estimated useful life of the property (27 1/2 years) using the straight-line method.

 F) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 G) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 H) Net Income per BUC

    Net income per BUC has been calculated based on the number of BUCs outstanding (5,245,623) for all periods presented.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among AFCA 4 and BUC Holders.

Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,577,278 at September 30, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage loans, real estate acquired and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Loans

Descriptions of the tax-exempt mortgages owned by the Partnership at September 30, 1995, are as follows:

                                                                                                     Base
                                                                        Number       Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing Loan:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%   $       8,760,000
                                                                                                              -----------------
  Nonperforming Loans:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
  Less allowance for loan losses                                                                                    (8,748,474)
                                                                                                              -----------------
                                                                                                                    22,806,526
                                                                                                              -----------------
  Balance at September 30, 1995                                                                              $      31,566,526
                                                                                                              =================

  (1) In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1995.

  (2) Nonperforming loans are loans for which the interest is recognized as income when it is received and is at a rate lower than the base interest rate. The amount of foregone interest on nonperforming loans for 1995 was $899,433 ($374,505 for the quarter ended September 30, 1995).

6. Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans at September 30, 1995, comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley                  Aurora, IL                216      $   1,320,000   $    11,090,000    $      12,410,000
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,150,318         4,755,389            5,905,707
  The Park at Fifty Eight              Chattanooga, TN            96            135,000         2,553,474            2,688,474
  Shelby Heights                       Bristol, TN               100            175,000         3,275,000            3,450,000
  Coral Point                          Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
                                                                                                              -----------------
                                                                                                                    35,654,181
  Less accumulated depreciation                                                                                     (6,214,767)
                                                                                                              -----------------
                                                                                                                    29,439,414
  Less valuation allowance                                                                                          (3,500,000)
                                                                                                              -----------------
  Balance at September 30, 1995                                                                              $      25,939,414
                                                                                                              =================

  (1)  Represents square feet.

7.	Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1995 was $418,234 ($130,228 for the quarter ended September 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 4 received from property owners administrative fees of $8,066 for the quarter and nine months ended September 30, 1995. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 4 during 1995 was $169,650 ($56,550 for the quarter ended September 30, 1995).

The general partner of the partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has an interest in the property partnership's profits, losses, and cash flow which is subordinate to the limited partners and the mortgage loan.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $278,906 in 1995 ($105,781 for the quarter ended September 30, 1995).

  Item 2.
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage loan was prepaid in full. At September 30, 1995, the Partnership continued to hold three of these tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, of $31,566,526 and five real estate properties acquired through foreclosure or deed in lieu of foreclosure with a depreciated cost, net of a valuation allowance, of $25,939,414.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at September 30, 1995:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            292             99%
Jefferson Place                        Olathe, KS                                          352            343             97%
Avalon Ridge                           Renton, WA                                          356            295             83%
Covey at Fox Valley(1)                 Aurora, IL                                          216            212             98%
The Park at Fifty Eight(1)             Chattanooga, TN                                      96             94             98%
Shelby Heights(1)                      Bristol, TN                                         100             98             98%
Coral Point(1)                         Mesa, AZ                                            336            330             98%
                                                                                     ----------     ----------     -----------
                                                                                         1,752          1,664             95%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      28,687             40%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.

The principal amounts of the tax-exempt mortgage loans do not amortize over their terms. The tax-exempt mortgage loans provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage loans. The base interest payments received on the tax-exempt mortgage loans and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage loans during 1995. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

During the quarter ended September 30, 1995, $67,929 of undistributed income was withdrawn from reserves. During the nine months ended September 30, 1995, a net amount of $275,306 of undistributed income was placed in reserves. The total amount held in reserves at September 30, 1995, was $1,577,278. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                           For the Nine          For the Nine
                                                                                           Months Ended          Months Ended
                                                                                         Sept. 30, 1995        Sept. 30, 1994
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                 $         .3915       $         .3933
	Return of capital                                                                                .1710                 .1692
                                                                                         ---------------       ---------------
                                                                                        $         .5625       $         .5625
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                  $         .5625       $         .5625
                                                                                         ===============       ===============

Asset Quality

On a regular basis, management reviews each mortgage loan in the Partnership's portfolio in order to assess its collectibility. Each real estate property owned by the Partnership is also reviewed in order to assess its net realizable value. It is the policy of the Partnership to provide a valuation reserve, if necessary, for potential losses on mortgage loans and real estate owned. Internal property valuations and reviews performed during the nine months ended September 30, 1995, indicated that the mortgage loans and real estate recorded on the balance sheet at September 30, 1995, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans and real estate owned has generally remained constant since June 30, 1995.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                       Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                       ---------------     ---------------     ---------------
Mortgage investment income                                            $       482,189     $       525,854     $       (43,665)
Rental income                                                               1,300,516           1,257,946              42,570
Interest income on temporary cash investments                                  14,307               9,271               5,036
                                                                       ---------------     ---------------     ---------------
                                                                            1,797,012           1,793,071               3,941
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           208,962             168,752              40,210
Real estate operating expenses                                                662,490             659,960               2,530
Depreciation                                                                  300,364             296,256               4,108
                                                                       ---------------     ---------------     ---------------
                                                                            1,171,816           1,124,968              46,848
                                                                       ---------------     ---------------     ---------------
Net income                                                            $       625,196     $       668,103     $       (42,907)
                                                                       ===============     ===============     ===============

                                                                         For the Nine        For the Nine            Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                       Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                       ---------------     ---------------     ---------------
Mortgage investment income                                            $     1,670,648     $     1,818,526     $      (147,878)
Rental income                                                               3,825,945           3,636,584             189,361
Interest income on temporary cash investments                                  40,791              26,093              14,698
                                                                       ---------------     ---------------     ---------------
                                                                            5,537,384           5,481,203              56,181
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           585,366             516,016              69,350
Real estate operating expenses                                              1,696,244           1,831,833            (135,589)
Depreciation                                                                  897,122             887,331               9,791
                                                                       ---------------     ---------------     ---------------
                                                                            3,178,732           3,235,180            (56,448)
                                                                       ---------------     ---------------     ---------------
Net income                                                            $     2,358,652     $     2,246,023    $       112,629
                                                                       ===============     ===============     ===============

Mortgage investment income decreased for the quarter ended September 30, 1995, compared to the same period in 1994 as a result of decreases in the cash flow of Avalon Ridge of approximately $34,000 and Jefferson Place of approximately $10,000. These decreases were primarily due to increases in repairs and maintenance expenses and property improvements. Mortgage investment income decreased for the nine months ended September 30, 1995, compared to the same period in 1994 as a result of a decrease in the cash flow of Avalon Ridge of approximately $152,000. This decrease was primarily due to increases in repairs and maintenance expenses and property improvements. This decrease was partially offset by an increase in cash flow of Jefferson Place of approximately $4,000 which was primarily due to slightly higher overall occupancy and rental rates.

Rental income increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 due primarily to higher rental rates on properties acquired by the Partnership in foreclosure. Real estate operating expenses increased slightly for the quarter ended September 30, 1995, compared to the same period in 1994 due primarily to an overall increase in expenses. Real estate operating expenses decreased for the nine months ended September 30, 1995 compared to the same period in 1994 due primarily to property tax refunds of approximately $244,000 and approximately $8,000 received by Covey at Fox Valley in June and January of 1995, respectively. This decrease was partially offset by increases in property improvements, repair and maintenance expenses and salaries expense at Coral Point and slight increases in overall expenses at the other properties.

The increase in interest income on temporary cash investments for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 is primarily attributable to additions made to Partnership reserves during 1994 and 1995 and to slightly higher interest rates.

General and administrative expenses increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. These increases were primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership dated October 15, 1986
                    (incorporated herein by reference to Form 10-K dated December 31, 1986 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

               4(b) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form S-11 Registration Statement filed May 8, 1986 with the Securities and Exchange Commission by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 33-5521)).

              10(a) $18,755,000 Washington State Housing Finance Commission
                    Multifamily Housing Mortgage Revenue Note (Sunpointe Apartments Projects) Series 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

              10(b) Lender Loan Agreement and Indenture of Trust amoung
                    Washington State Housing Finance Commission, the Registrant and FirsTier Bank, National Association, dated September 1, 1987 (incorporated herin by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

              10(c) Construction Loan Agreement between the Registrant and
                    Sunpointe Associates Limited Partnership, dated September 1, 1987 (incorporated herin by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1995     AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND 2 LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Four, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First Capital
                                   Associates Limited Partnership Four

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer (Vice President and Principal
                                   Financial Officer of Registant)