Form 10-K405
period 1995-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1996-03-29
CIK 793245

FORM 10-K
 	                    SECURITIES AND EXCHANGE COMMISSION

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

	                                     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

Commission File Number 0-15329

	       AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
	                 (Exact name of registrant as specified
	                in its Agreement of Limited Partnership)

Delaware                                              47-0699273
(State or other jurisdiction of	                      (I.R.S. Employer
incorporation or organization)	                       Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska        68102
(Address of principal executive offices)	             (Zip Code)

(402) 444-1630
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

	                                    None

Securities Registered Pursuant to Section 12(g) of the Act:

	    Beneficial Unit Certificates representing assignments of limited partnership interests in America First Tax Exempt Mortgage Fund 2 Limited Partnership (the "BUCs")

 	   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No

	    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [X]

	    The aggregate market value of the BUCs on March 18, 1996, based upon the final sales price per BUC reported in The Wall Street Journal on March 19,
1996, was $47,210,607.

	                     DOCUMENTS INCORPORATED BY REFERENCE

	                                   None

                               TABLE OF CONTENTS

	                                                                         Page

	                                   PART I

Item 1.  Business	                                                          1
Item 2.  Properties	                                                        2
Item 3.  Legal Proceedings	                                                 2
Item 4.  Submission of Matters to a Vote of Security Holders	               2

	                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters	                                               2
Item 6.  Selected Financial Data	                                           3
Item 7.  Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                         4
Item 8.  Financial Statements and Supplementary Data	                       9
Item 9.  Changes in and Disagreements With Accountants on Accounting and
	        Financial Disclosure	                                              9

	                                  PART III

Item 10.  Directors and Executive Officers of the Registrant	               9
Item 11.  Executive Compensation	                                          10
Item 12.  Security Ownership of Certain Beneficial Owners and Management	  10
Item 13.  Certain Relationships and Related Transactions	                  10

	                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K	 11

SIGNATURES	                                                                26

	                                   PART I

	    Item 1. Business. America First Tax Exempt Mortgage Fund 2 Limited Partnership (the "Registrant" or the "Partnership") was formed as a limited partnership on September 30, 1986, under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt participating first mortgage loans to provide construction and/or permanent financing of multifamily residential apartments and commercial properties. The
Registrant's business objectives are to provide its investors: (i) safety and preservation of capital; (ii) regular distributions of tax-exempt interest;
and, (iii) potential for an enhanced tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the Registrant.

	    The Registrant registered a total of 5,350,000 Beneficial Unit Certificates (BUCs) representing assignments of limited partnership interests with the Securities and Exchange Commission and sold a total of 5,245,623 BUCs at $20 per BUC for a total net capital contribution of $97,778,413 after the payment of certain organization and offering costs.

	    The Registrant acquired nine tax-exempt mortgage loans with an aggregate principal amount equal to $90,765,000.  At December 31, 1995, the Registrant continued to hold three of these mortgage loans with a carrying value, net of allowance for loan losses, equal to $31,566,526 and five real estate properties acquired in foreclosure or in lieu thereof with a depreciated cost, net of a valuation allowance, of $25,890,570.  The remaining mortgage loan was prepaid by the borrower in 1988.

	    The tax-exempt mortgage loans that the Registrant acquired were issued by various state and local housing authorities to provide for the construction and/or permanent financing of eight multifamily housing properties and one commercial property located in eight states.  The Registrant subsequently acquired five of the properties through foreclosure or in lieu of foreclosure or through the acquisition of an indirect ownership interest.  Under the terms of the remaining mortgage loans, the principal amounts do not amortize over their terms.  The mortgage loans provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties.
Therefore, the return to the Registrant depends upon the economic performance of the real estate it owns or which secures its remaining mortgage loans.  For this reason, the Registrant's investments are dependent on the economic performance of real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

	    A description of the three tax-exempt mortgage loans held by the Registrant at December 31, 1995, (and the properties collateralizing such loans) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof. A description of the real estate acquired by the Registrant appears in Note 6 of the Notes to Financial Statements. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

	    The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate and the operation of real estate acquired in foreclosure.  Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

	    The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is the general partner of the general partner of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged, and does not reimburse, for the services performed by managers and officers of America First Companies L.L.C..

	    Item 2.  Properties.  The Registrant had invested in eight mortgage loans collateralized by first mortgages on multifamily housing properties and one mortgage loan collateralized by a first mortgage on a commercial property.
Foreclosure proceedings and other actions were instituted with respect to five of the properties which has resulted in the Registrant owning or indirectly owning five properties at December 31, 1995.  One mortgage loan was prepaid by the borrower in 1988.  Descriptions of the properties collateralizing mortgage loans held by the Registrant at December 31, 1995, appear in Note 5 to the
Notes to Financial Statements filed in response to Item 8 hereof, and a description of real estate acquired in settlement of loans appears in Note 6 to the Notes to Financial Statements filed in response to Item 8 hereof.

	    Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

	    Item 4.  Submission of Matters to a Vote of Security Holders.  No matter was submitted during the fourth quarter of the fiscal year ended December 31,
1995, to a vote of the Registrant's security holders.

	                                   PART II

	    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

	    (a)	Market Information.  The BUCs trade on The NASDAQ Stock Market under the trading symbol "ATAXZ."  The following table sets forth the high and low final sale prices for the BUCs for each quarterly period from January 1, 1994, through December 31, 1995.

               1994                    		              High  		       Low
          	-----------			                           ---------      ---------
           1st Quarter                              $ 9            $ 8
           2nd Quarter                              $ 9-1/4        $ 8-1/2
           3rd Quarter                              $ 9-1/4        $ 8-1/2
           4th Quarter		                            $ 9-1/4        $ 7-1/8

               1995
           -----------
           1st Quarter                              $ 8-1/2        $ 7-3/4
           2nd Quarter                              $ 8-59/64      $ 8-1/8
           3rd Quarter                              $ 9-1/4        $ 8-1/8
           4th Quarter				                          $ 9-3/8        $ 8-1/2

	    (b)	BUC Holders.  The approximate number of BUC holders on December 31,
1995, was 3,515.

	    (c)	Distributions.  Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1995, and December 31, 1994, equaled $3,934,217. The cash distributions paid per BUC during the fiscal years ended December 31, 1995, and December 31, 1994, were as follows:

	                                                       Per BUC
	                                          Year Ended            Year Ended
                                       December 31, 1995		   December 31, 1994
                                       -----------------     -----------------
Income			                             $           .5217     $           .5244
Return of Capital			                              .2283                 .2256
                                       -----------------     -----------------
Total			                              $           .7500     $           .7500
                                       =================     =================

	    See Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992		Dec. 31, 1991
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage investment income                          	$	  2,234,610 	$	  2,452,200 	$	  2,327,505 	$	  2,190,197 	$  	3,996,198
Rental income		                                          5,116,073 		   4,949,664    		4,566,703    		4,363,746 		   2,939,708
Interest income on temporary cash investments		             55,720 		      37,303 		      43,507 		      64,054 		     104,051
General and administrative expenses		                     (792,300)	    	(689,987)    		(719,720)	    	(757,949)    		(870,591)
Real estate operating expenses		                        (2,359,827)		  (2,397,067)		  (2,268,252)	  	(2,210,411)	  	(1,564,408)
Depreciation		                                          (1,197,490)		  (1,183,588)  		(1,172,244)  		(1,142,482)	    	(835,668)
Provision for loan losses		                                   -       		     -       		     -       	(1,000,000)        		-
Provision for losses on real estate acquired		                -            		-            		-      		(1,000,000)		        -
                                                      -------------  -------------  -------------  -------------  -------------
Net income	                                          $   3,056,786 	$	  3,168,525 	$	  2,777,499 	$	    507,155 	$	  3,769,290
                                                      =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	    $         .57 	$	        .60 	$	        .52 	$	        .09 	$	        .71
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	    $	      .7500 	$	      .7500 	$	      .7500 	$	      .7500 	$     	1.0594
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage loans, net of
   allowance for loan losses	                        $	 31,566,526 	$	 31,566,526 	$ 	31,566,526 	$ 	31,566,526 	$ 	32,566,526
                                                      =============  =============  =============  =============  =============
Real estate acquired in settlement of loans,
   net of accumulated depreciation and
   valuation allowance	                              $	 25,890,570 	$	 26,770,652 	$ 	27,925,464 	$ 	29,050,935 	$ 	30,999,259
                                                      =============  =============  =============  =============  =============
Total assets	                                        $ 	59,630,449 	$	 60,520,431 	$	 61,328,763 	$ 	62,453,093 	$ 	65,953,167
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage loan was prepaid in full. At December 31, 1995, the Partnership continued to hold three of these tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, of $31,566,526 and five real estate properties acquired through foreclosure or deed in lieu of foreclosure with a depreciated cost, net of a valuation allowance, of $25,890,570.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at December 31, 1995:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
-------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            272             92%
Jefferson Place                        Olathe, KS                                          352            338             96%
Avalon Ridge                           Renton, WA                                          356            280             79%
Covey at Fox Valley(1)                 Aurora, IL                                          216            203             94%
The Park at Fifty Eight(1)             Chattanooga, TN                                      96             95             99%
Shelby Heights(1)                      Bristol, TN                                         100             91             91%
Coral Point(1)                         Mesa, AZ                                            336            325             97%
                                                                                     ----------     ----------     -----------
                                                                                         1,752          1,604             92%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      40,607(2)          56%
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

During the year ended December 31, 1995, $280,319 of undistributed income was placed in reserves. The total amount held in reserves at December 31, 1995, was $1,118,898. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of the Partnership agreement, the Partnership is not authorized to enter into short-term or long-term debt financing arrangements or issue additional BUCs to meet short-term and long-term liquidity requirements.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                          For the               For the               For the
                                                                       Year Ended            Year Ended            Year Ended
                                                                    Dec. 31, 1995         Dec. 31, 1994         Dec. 31, 1993
                                                                   ---------------       ---------------       ---------------
Regular monthly distributions
	Income                                                           $         .5217       $         .5244       $         .5136
	Return of capital                                                          .2283                 .2256                 .2364
                                                                   ---------------       ---------------       ---------------
                                                                  $         .7500       $         .7500       $         .7500
                                                                   ===============       ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow            $         .7500       $         .7500       $         .7371
 Paid out of reserves                                                        -                     -                    .0129
                                                                   ---------------       ---------------       ---------------
                                                                  $         .7500       $         .7500       $         .7500
                                                                   ===============       ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage loans or real estate acquired by the Partnership in order to establish, when necessary, valuation reserves on mortgage loans and real estate. A reserve for the mortgage loans is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. The valuation allowance on real estate acquired is established for declines in the estimated fair value of each property subsequent to acquisition. The fair value of the underlying collateral for the loans and the real estate acquired is based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the underlying collateral for the loans or the real estate acquired.

Based on the foregoing methodology, valuation and reviews performed during 1995 indicated that the mortgage loans and real estate recorded on the balance sheet at December 31, 1995, required no adjustments to the carrying amounts.

At December 31, 1995, two of the Partnership's three tax-exempt mortgage loans were classified as nonperforming. The loans will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage loans generate sufficient net cash flow to bring the mortgage loans fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 96% during 1995 compared to 95% during 1994. Interest of $744,600 earned on the mortgage loan in 1995 and 1994 represents the full amount of base interest due for the respective year. No contingent interest was earned in 1995 or 1994. The net cash flow generated by this property, excluding interest, was approximately $14,000 higher in 1995 compared to 1994.

Jefferson Place

Jefferson Place Apartments, located in Olathe, Kansas, had an average occupancy rate of 97% during 1995 and 1994. Interest is recognized as income on this loan on a modified cash basis. Interest earned in 1995 was $873,694 compared to $883,159 in 1994 and was approximately $214,000 less than the amount needed to pay the base interest in 1995. The decrease in interest earned from 1995 compared to 1994 was due to a slight decrease in the net cash flow generated by the property, excluding interest.

Avalon Ridge

Avalon Ridge Apartments, located in Renton, Washington, had an average occupancy rate of 84% during 1995 and 1994. Interest is recognized as income on this loan on a cash basis. Interest earned in 1995 was $616,316 compared to $824,441 in 1994 and was approximately $978,000 less than the amount needed to pay the base interest in 1995. An affiliate of the Partnership's general partner began managing this property in September of 1994. Since that time, the property manager has implemented a plan to improve the tenant profile through more stringent resident qualifications. In addition, management has been working to evict some of the current problem tenants which has resulted in a higher than normal turnover of units. The increase in tenant turnover caused an increase of approximately $175,000 in repairs and maintenance expense and property improvements. The majority of the increase was due to expenses incurred to prepare apartment units for new rentals. In order to attract new tenants, the property manager has had to decrease rental rates which resulted in a decrease in rental income of $137,000 from 1994 to 1995. This decrease in rental income and the $175,000 increase in repairs and maintenance expenses were partially offset by a decrease of $53,000 in other operating expenses, primarily property taxes. Thus, net cash flow generated by the property, excluding interest, decreased approximately $259,000 from 1994 to 1995. Management believes that its efforts will improve future operating results of the property.

Covey at Fox Valley

Covey at Fox Valley Apartments, located in Aurora, Illinois, had an average occupancy rate of 94% during 1995 compared to 95% during 1994. This property generated net cash flow of $1,142,000 in 1995 compared to $909,000 in 1994. This increase is attributable primarily to property tax refunds of approximately $262,000 that were received in 1995. In addition, the property experienced an increase in revenue resulting from increased rental rates which was partially offset by an overall increase in real estate operating expenses.

The Park at Fifty Eight

The Park at Fifty Eight Apartments, located in Chattanooga, Tennessee, had an average occupancy rate of 97% during 1995 compared to 96% during 1994. This property generated net cash flow of $215,000 in 1995 compared to $239,000 in 1994. This decrease is attributable primarily to an increase in real estate operating expenses, primarily personnel expenses, repairs and maintenance expenses and property improvements that more than offset increased rental revenues from higher average occupancy.

Shelby Heights

Shelby Heights Apartments, located in Bristol, Tennessee, had an average occupancy rate of 95% during 1995 compared to 97% during 1994. This property generated net cash flow of approximately $323,000 in 1995 and 1994.

Coral Point

Coral Point, located in Mesa, Arizona, had an average occupancy rate of 96% during 1995 compared to 97% during 1994. This property generated net cash flow of $971,000 in 1995 compared with $1,026,000 in 1994. This decrease is attributable primarily to an increase in revenues resulting from increased rental rates being more than offset by an increase in real estate operating expenses due to painting the exterior of the property.

The Exchange at Palm Bay

The Exchange at Palm Bay, located in Palm Bay, Florida, is an office/warehouse facility. This property continues to experience low occupancy due to the large amount of similar commercial real estate in the surrounding area. However, the property increased its leased space to approximately 56% at December 31, 1995, due to leasing more space in December 1995. This compares with leased space of approximately 40% at December 31, 1994. Despite the low occupancy, the property was able to generate operating cash flow of approximately $105,000 in 1995 compared to $64,000 in 1994. The increase in cash flow is due to an increase in rental income due to increased occupancy and a decrease in repairs and maintenance expenses and property improvements.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                       ---------------     ---------------     ---------------
Mortgage investment income                                            $     2,234,610     $     2,452,200     $     2,327,505
Rental income                                                               5,116,073           4,949,664           4,566,703
Interest income on temporary cash investments                                  55,720              37,303              43,507
                                                                       ---------------     ---------------     ---------------
                                                                            7,406,403           7,439,167           6,937,715
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           792,300             689,987             719,720
Real estate operating expenses                                              2,359,827           2,397,067           2,268,252
Depreciation                                                                1,197,490           1,183,588           1,172,244
                                                                       ---------------     ---------------     ---------------
                                                                            4,349,617           4,270,642           4,160,216
                                                                       ---------------     ---------------     ---------------
Net income                                                            $     3,056,786     $     3,168,525     $     2,777,499
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1994           From 1993
                                                                       ---------------     ---------------
Mortgage investment income                                            $      (217,590)    $       124,695
Rental income                                                                 166,409             382,961
Interest income on temporary cash investments                                  18,417              (6,204)
                                                                       ---------------     ---------------
                                                                              (32,764)            501,452
                                                                       ---------------     ---------------
General and administrative expenses                                           102,313             (29,733)
Real estate operating expenses                                                (37,240)            128,815
Depreciation                                                                   13,902              11,344
                                                                       ---------------     ---------------
                                                                               78,975             110,426
                                                                       ---------------     ---------------
Net income                                                            $      (111,739)    $       391,026
                                                                       ===============     ===============

Mortgage investment income decreased $217,590 from 1994 to 1995 as a result of decreases in the cash flow received from Avalon Ridge of $208,125 and Jefferson Place of $9,465. The decrease in the cash flow received from Avalon Ridge was primarily due to increases in repairs and maintenance expenses and property improvements and to a decrease in rental income. Mortgage investment income increased $124,695 from 1993 to 1994. This increase was a result of an increase in the cash flow received from Jefferson Place of $150,423 offset by a decrease in cash flow received from Avalon Ridge of $25,728. See the discussion of each property in the Asset Quality section for additional information.

Rental income increased $166,409 from 1994 to 1995 and $382,961 from 1993 to 1994 due primarily to higher rental rates on properties acquired by the Partnership in foreclosure. Real estate operating expenses decreased $37,240 from 1994 to 1995 due primarily to property tax refunds of approximately $252,000 received by Covey at Fox Valley in 1995. This decrease was partially offset by increases in property improvements, repair and maintenance expenses and salaries expense at Coral Point and slight increases in overall expenses at the other properties. Real estate operating expenses increased $128,815 from 1993 to 1994 due primarily to increases in taxes, insurance and property improvements at various properties. Depreciation increased $13,902 from 1994 to 1995 and $11,344 from 1993 to 1994 as a result of capital improvements made in 1992 through 1995. See the discussion of each property in the Asset Quality section for additional information.

Interest income on temporary cash investments increased $18,417 from 1994 to 1995 due primarily to additions made to Partnership reserves during 1994 and 1995 and to slightly higher interest rates. Interest income on temporary cash investments decreased $6,204 from 1993 to 1994 due primarily to less cash being invested on a temporary basis because of withdrawals made from Partnership reserves during 1993 to supplement distributions to BUC Holders.

General and administrative expenses increased $102,313 from 1994 to 1995.
This increase is primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses. General and administrative expenses decreased $29,733 from 1993 to 1994 due to overall expense reductions.

The table below segregates the results of operations for the Partnership's real estate operations and tax-exempt mortgage lending activities for each year shown.

		                                                                            For the 		          For the		           For the
		                                                                         Year Ended		        Year Ended		        Year Ended
		                                                                      Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
                                                                       ---------------     ---------------     ---------------
Real estate operations:
	Rental income	                                                      $	     5,116,073	    $	    4,949,664	    $	    4,566,703
	Operating expenses		                                                      (2,359,827)		       (2,397,067)		       (2,268,252)
	Depreciation		                                                            (1,197,490)		       (1,183,588)		       (1,172,244)
                                                                       ---------------     ---------------     ---------------
			                                                                         1,558,756		         1,369,009		         1,126,207
                                                                       ---------------     ---------------     ---------------
Tax-exempt mortgage lending:
	Mortgage investment income		                                               2,234,610		         2,452,200		         2,327,505
                                                                       ---------------     ---------------     ---------------
Interest income on temporary cash investments                                  55,720		            37,303		            43,507
General and administrative expenses		                                        (792,300)		         (689,987)		         (719,720)
                                                                       ---------------     ---------------     ---------------
Net income	                                                           $	    3,056,786	    $	    3,168,525	    $	    2,777,499
                                                                       ===============     ===============     ===============

	    Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference. In addition, the Financial Statements of Jefferson Place, L.P. and Sunpointe Associates Limited
Partnership (Avalon Ridge) are set forth in Item 14 hereof and are incorporated by reference. The financial statements of Jefferson Place, L.P. and Sunpointe Associates Limited Partnership are included pursuant to SAB
Topic 1I.

	    Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.  There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

	                                  PART III

	    Item 10. Directors and Executive Officers of the Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Four ("AFCA"), and its general partner, America First Companies L.L.C. The following individuals are managers and officers of America First Companies L.L.C., and each serves for a term of one year:

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	                 1987
	                         President, Chief Executive
	                         Officer and Manager
Michael Thesing	          Vice President, Secretary,	             1987
	                         Treasurer and Manager
William S. Carter, M.D.	  Manager	                                1994
George Kubat	             Manager	                                1994
Martin Massengale	        Manager	                                1994
Alan Baer	                Manager	                                1994
Gail Walling Yanney	      Manager	                                1996

	    Michael B. Yanney, 62, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 69, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 50, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

	    Martin Massengale, 62, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as Interim President from August 1989, as Chancellor of the University of Nebraska Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company.

	    Alan Baer, age 73, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of
Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total
Security Systems, Inc. and several other businesses.  Mr. Baer is the former
Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the
Midwest.  Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

	    Gail Walling Yanney, 60, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she is a former director of
FirsTier Bank, N.A., Omaha.  Ms. Yanney is the wife of Michael Yanney.

	    Item 11. Executive Compensation. Neither the Registrant nor AFCA has any managers or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receives compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the period ending December 31, 1995, is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

	    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by the Registrant to own beneficially more than 5% of the Registrant's BUCs.

	    (b)	No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

	    (c)	LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner; (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law; or, (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

	    There exists no other arrangement known to the Registrant, the operation of which may at any subsequent date result in a change in control of the
Registrant.

	    Item 13. Certain Relationships and Related Transactions. The general partner of the Fund is AFCA and the sole general partner of AFCA is America
First Companies L.L.C.

	    Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Companies, L.L.C. or with any person who is: (i) a manager or executive officer of America First Companies L.L.C.; (ii) a nominee for election as a manager of America First Companies L.L.C.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

	    During 1995, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $556,015 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

	    AFCA is entitled to an administrative fee from the Registrant in the event that the Registrant becomes the equity owner of a property by reason of foreclosure. AFCA earned, and the Registrant incurred $226,200 in such administrative fees during 1995.

     AFCA received from property owners administrative fees of $8,066 for the year ended December 31, 1995. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements.

     The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of America First Companies L.L.C.. Such employee has a nominal interest in America First Companies L.L.C.. AFCA and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Registrant and the mortgage loan. The general partner received no cash distributions from the property partnership in 1995.

	    An affiliate of AFCA has been retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights,
Coral Point, Jefferson Place and Avalon Ridge. The fees for such services totaled $382,143 during 1995 which represents the lower of (i) the cost incurred while providing such management services or (ii) the customary fees for such services determined on a competitive basis.

	                                   PART IV

	    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

		          1A.	Financial Statements of the Registrant.  The following
     financial statements of the Registrant are included in response to Item 8 of this report:

		           Independent Accountants' Report dated March 22, 1996.

		           Balance Sheets of the Registrant as of December 31, 1995, and
             December 31, 1994.

		           Statements of Income of the Registrant for the years ended
             December 31, 1995, December 31, 1994, and December 31, 1993.

		           Statements of Partners' Capital of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

		           Statements of Cash Flows of the Registrant for the years ended
             December 31, 1995, December 31, 1994, and December 31, 1993.

		           Notes to Financial Statements of the Registrant.

		           Schedule III--Real Estate and Accumulated Depreciation for the
             years ended December 31, 1995 and December 31, 1994.

		           B.	Financial Statements of Jefferson Place L.P. ("Jefferson").
     The following financial statements of Jefferson are included in response to Item 8 of this report:

		           Independent Accountants' Report dated January 26, 1996.

		           Balance Sheet of Jefferson as of December 31, 1995.

		           Statement of Income of Jefferson for the year ended December
             31, 1995.

		           Statement of Partners' Capital of Jefferson for the year ended
             December 31, 1995.

		           Statement of Cash Flows of Jefferson for the year ended
             December 31, 1995.

		           Notes to Financial Statements of Jefferson.

		           C.	Financial Statements of Sunpointe Associates Limited
     Partnership ("Sunpointe").  The following financial statements of
     Sunpointe are included in response to Item 8 of this report:

		           Independent Accountants' Report dated January 26, 1996.

		           Balance Sheet of Sunpointe as of December 31, 1995.

		           Statement of Income of Sunpointe for the year ended December
             31, 1995.

		           Statement of Partners' Capital of Sunpointe for the year
             ended December 31, 1995.

		           Statement of Cash Flows of Sunpointe for the year ended
             December 31, 1995.

		           Notes to Financial Statements of Sunpointe.

			          2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedule is included in the Financial
    Statements filed in response to Item 8 hereof.

		          3.	Exhibits.  The following exhibits were filed as required by
    Item 14(c) of this report.  Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

			            3.	Articles of Incorporation and Bylaws of America First
            Fiduciary Corporation Number Eight (incorporated by reference to
            Form S-11 Registration Statement filed May 8, 1986, with the
            Securities and Exchange Commission by America First Tax Exempt
            Mortgage Fund 2 Limited Partnership (Commission File No. 33-5521)).

			            4(a).	Agreement of Limited Partnership dated October 15, 1986,
            (incorporated herein by reference to Form 10-K dated December 31,
            1986, filed pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2
            Limited Partnership (Commission File No. 0-15329)).

			            4(b).	Form of Certificate of Beneficial Unit Certificate
            (incorporated by reference to Form S-11 Registration Statement filed May 8, 1986, with the Securities and Exchange Commission by
            America First Tax Exempt Mortgage Fund 2 Limited Partnership
            (Commission File No. 33-5521)).

			            10(a).	$18,755,000 Washington State Housing Finance Commission
            Multifamily Housing Mortgage Revenue Note (Sunpointe Apartments
            Projects) Series 1987 (incorporated herein by reference to Form
            10-K dated December 31, 1987, filed pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 by America First Tax Exempt
            Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

			            10(b).	Lender Loan Agreement and Indenture of Trust among
            Washington State Housing Finance Commission, the Registrant and
            FirsTier Bank, National Association, dated September 1, 1987,
            (incorporated herein by reference to Form 10-K dated December 31,
            1987, filed pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2
            Limited Partnership (Commission File No. 0-15329)).

			            10(c).	Construction Loan Agreement between the Registrant and
            Sunpointe Associates Limited Partnership, dated September 1, 1987,
            (incorporated herein by reference to Form 10-K dated December 31,
            1987, filed pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2
            Limited Partnership (Commission File No. 0-15329)).

			            24.	Power of Attorney.

	    (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Tax Exempt Mortgage Fund 2 Limited Partnership:

We have audited the accompanying balance sheets of America First Tax Exempt Mortgage Fund 2 Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Tax Exempt Mortgage Fund 2 Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 22, 1996									                              Coopers & Lybrand L.L.P.






To the Partners
America First Tax Exempt Mortgage Fund 2 Limited Partnership

Our report on the financial statements of America First Tax Exempt Mortgage Fund 2 Limited Partnership is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information required to be included therein.



Omaha, Nebraska
March 22, 1996                                       Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,912,560      $    1,969,975
 Investment in tax-exempt mortgage loans,
  net of allowance for loan losses (Note 5)                                                     31,566,526          31,566,526
 Real estate acquired in settlement of loans, net of
  accumulated depreciation and valuation allowance (Note 6)                                     25,890,570          26,770,652
 Interest receivable                                                                               196,601             189,166
 Other assets                                                                                       64,192              24,112
                                                                                             --------------      --------------
                                                                                            $   59,630,449      $   60,520,431
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $      683,013      $      655,824
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                 1,014,176             986,987
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,553               4,750
  Beneficial Unit Certificate Holders
  ($11.17 per BUC in 1995 and $11.35 in 1994)                                                   58,608,720          59,528,694
                                                                                             --------------      --------------
                                                                                                58,616,273          59,533,444
                                                                                             --------------      --------------
                                                                                            $   59,630,449      $   60,520,431
                                                                                             ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                         --------------      --------------      --------------
Income
 Mortgage investment income (Note 5)                                    $    2,234,610      $    2,452,200      $    2,327,505
 Rental income                                                               5,116,073           4,949,664           4,566,703
 Interest income on temporary cash investments                                  55,720              37,303              43,507
                                                                         --------------      --------------      --------------
                                                                             7,406,403           7,439,167           6,937,715
                                                                         --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 7)                                  792,300             689,987             719,720
 Real estate operating expenses                                              2,359,827           2,397,067           2,268,252
 Depreciation                                                                1,197,490           1,183,588           1,172,244
                                                                         --------------      --------------      --------------
                                                                             4,349,617           4,270,642           4,160,216
                                                                         --------------      --------------      --------------
Net income                                                              $    3,056,786      $    3,168,525      $    2,777,499
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       42,543      $       43,521      $       39,497
 BUC Holders                                                                 3,014,243           3,125,004           2,738,002
                                                                         --------------      --------------      --------------
                                                                        $    3,056,786      $    3,168,525      $    2,777,499
                                                                         ==============      ==============      ==============
Net income per BUC                                                      $          .57      $          .60      $          .52
                                                                         ==============      ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1992                                           $          527     $     61,534,122     $    61,534,649
Net income                                                                     39,497            2,738,002           2,777,499
Cash distributions paid or accrued (Note 3)
 Income                                                                       (39,055)          (2,694,205)         (2,733,260)
 Return of capital                                                               -              (1,240,012)         (1,240,012)
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1993                                                      969           60,337,907          60,338,876
Net income                                                                     43,521            3,125,004           3,168,525
Cash distributions paid or accrued (Note 3)
 Income                                                                       (39,740)          (2,750,629)         (2,790,369)
 Return of capital                                                               -              (1,183,588)         (1,183,588)
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1994                                                    4,750           59,528,694          59,533,444
Net income                                                                     42,543            3,014,243           3,056,786
Cash distributions paid or accrued (Note 3)
 Income                                                                       (39,740)          (2,736,727)         (2,776,467)
 Return of capital                                                               -              (1,197,490)         (1,197,490)
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1995                                           $        7,553     $     58,608,720     $    58,616,273
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                                            $     3,056,786     $     3,168,525     $     2,777,499
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                             1,197,490           1,183,588           1,172,244
    Decrease (increase) in interest receivable                                  (7,435)             44,775             (15,353)
    Decrease (increase) in other assets                                        (40,080)             12,683             (33,545)
    Increase (decrease) in accounts payable                                     27,189              (2,900)             71,443
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                   4,233,950           4,406,671           3,972,288

Cash flow used in investing activity
 Real estate capital improvements                                             (317,408)            (28,776)            (46,773)
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                         (3,973,957)         (3,973,957)         (3,973,272)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                 (57,415)            403,938             (47,757)
Cash and temporary cash investments at beginning of year                     1,969,975           1,566,037           1,613,794
                                                                        ---------------      ---------------     ---------------
Cash and temporary cash investments at end of year                     $     1,912,560      $    1,969,975     $     1,566,037
                                                                        ===============      ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B) Investment in Tax-Exempt Mortgage Loans
    The Partnership records its investment in tax-exempt mortgage loans at cost. Accrual of mortgage interest income is excluded from income when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C) Real Estate Acquired in Settlement of Loans
    Property acquired through foreclosure, deed in lieu of foreclosure, or foreclosure in substance is recorded at the lower of the unpaid loan balance or estimated net realizable value at the date of acquisition.

 D) Allowance for Loan Losses and Valuation Allowance on Real Estate Acquired The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which the Partnership considers impaired. Loans are considered impaired when it is probable that the Partnership will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all loans were considered impaired at December 31, 1995. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. Financial Accounting Standard (FAS) No. 114 "Accounting by Creditors for Impairment of a Loan" had no effect on the Partnerhsip's financial statements.

    The valuation allowance on real estate acquired is a valuation reserve which has been established for declines in the estimated fair value of each property subsequent to acquisition.

    The fair value of the collateral for the loans and the real estate acquired is based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the underlying collateral for the loans or the real estate acquired.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

 E) Depreciation
    Depreciation of real estate acquired in settlement of loans is based on the estimated useful life of the property (27-1/2 years or 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements is based on the term of the related lease agreement using the straight-line method.

 F) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,731,916 and $11,635,996 at December 31, 1995, and December 31, 1994, respectively.

 G) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 H) Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (5,245,623) for all years presented.

 I) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Partnership plans to adopt this Statement in 1996 and anticipates that the adoption of this Statement will not have a material impact on the financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement contains provisions for the distribution of Net Interest Income and Net Residual Proceeds and for the allocation of income and expenses for tax purposes among BUC Holders. Income and expenses will be allocated to each BUC Holder on a monthly basis based on the number of BUCs held by each BUC Holder as of the last day of the month for which such allocation is to be made. Distributions of Net Interest Income and Net Residual Proceeds will be made to each BUC Holder of record on the last day of each distribution period based on the number of BUCs held by each BUC Holder as of such date.

Net Interest Income, as defined in the Limited Partnership Agreement, in each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 4 until the BUC Holders have received distributions of Net Interest Income equal to a cumulative noncompounded annual return of 10% on their Adjusted Capital Contributions, as defined in the Limited Partnership Agreement, at which point all remaining Net Interest Income for such distribution period will be distributed 90% to the BUC Holders and 10% to AFCA 4.

The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders. The portion of Net Residual Proceeds representing contingent interest will be distributed 100% to the BUC Holders until the BUC Holders have received distributions from all sources which represent a return of $20 per BUC plus an amount equal to a cumulative, noncompounded annual return of 10% on their Adjusted Capital Contributions. Any remaining Net Residual Proceeds representing contingent interest will be distributed 100% to AFCA 4 until the amount so distributed is equal to 10% of the Net Residual Proceeds representing contingent interest distributed to all parties. Thereafter, any remaining Net Residual Proceeds representing contingent interest will be distributed 1% to BUC Holders and 99% to AFCA 4 until AFCA 4 receives an amount equal to .25% per annum of the outstanding principal amount of the mortgage loans for each year beginning January 1, 1989, and thereafter, 90% to the BUC Holders and 10% to AFCA 4.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Liquidation Proceeds, as defined in the Limited Partnership Agreement, remaining after repayment of any debts or obligations of the Partnership (including loans from AFCA 4) and after the establishment of any reserve AFCA 4 deems necessary, will be distributed to AFCA 4 and BUC Holders to the extent of positive balances in their capital accounts. Any remaining Liquidation Proceeds will be distributed in the same manner as the Net Residual Proceeds.

Cash distributions are presently made on a monthly basis but may be made quarterly if AFCA 4 so elects. The cash distributions included in the financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,118,898 at December 31, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage loans, real estate acquired and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Loans

The mortgage loans are issued by various state and local governments, their agencies and authorities to finance the construction and/or permanent financing of income-producing real estate properties. However, the mortgage loans do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage loans. The mortgage loans are nonrecourse obligations of the respective owners of the properties. The sole source of funds to pay principal and interest on the mortgage loans is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage loan, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

The mortgage loans provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties, and out of a portion of the sale or refinancing proceeds from a property, subject to various priority payments. The principal of the mortgage loans will not be amortized during the terms of the mortgage loans, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage loan at any time after the tenth year of such mortgage loan and each mortgage loan will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage loans are due and payable upon the sale of a property. Accordingly, the Partnership does not expect to hold any mortgage loan for more than 12 years. The Partnership may waive compliance with any of the terms of the mortgage loans.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the tax-exempt mortgages owned by the Partnership at December 31, 1995, are as follows:

                                                                                                     Carrying
                                                                                    Base            Amount of           Income
                                                        Number       Maturity   Interest         Mortgages at           Earned
  Property Name                     Location          of Units   	       Date       Rate(1)     Dec. 31, 1995          in 1995
  -----------------------------     ---------------   --------   -------------   --------    -----------------     ------------
  Performing Loan:
   Jackson Park Place               Fresno, CA           296          09/01/11      8.5%    $       8,760,000     $    744,600
                                                                                             -----------------     ------------
  Nonperforming Loans:(2)
   Jefferson Place                  Olathe, KS           352          12/01/10      8.5%           12,800,000          873,694
   Avalon Ridge                     Renton, WA           356          09/01/11      8.5%           18,755,000          616,316
                                                                                             -----------------     ------------
                                                                                                   31,555,000        1,490,010
                                                                                             -----------------     ------------
                                                                                                   40,315,000     $  2,234,610
  Less allowance for loan losses                                                                   (8,748,474)     ============
                                                                                             -----------------
  Balance at December 31, 1995 (which approximates fair value)                              $      31,566,526
                                                                                             =================

  (1) In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1995, 1994 or 1993.

  (2) Nonperforming loans are loans which are not fully current as to interest payments. The amount of foregone interest on nonperforming loans was $1,192,165 for 1995, $974,575 for 1994, and $1,099,270 for 1993.

 									                                                                    For the		           For the		           For the
									                                                                  Year Ended	        	Year Ended	        	Year Ended
									                                                               Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
													                                                          ---------------     ---------------     ---------------
Reconciliation of the carrying amounts of the
 mortgage loans is as follows:
 	Balance at beginning and end of year						                          $	   40,315,000 	   $   	40,315,000 	   $	   40,315,000
													                                                          ===============     ===============     ===============
The following summarizes the activity in the
 allowance for loan losses:
	 Balance at beginning and end of year							                         $	    8,748,474 	   $	    8,748,474 	   $	    8,748,474
                                                                       ===============     ===============     ===============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Unauditied combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage loans is as follows:

                                                                            Dec. 31, 1995
                                                                           ---------------
Assets
  Real estate                                                             $    26,604,596
  Restricted deposits and funded reserves                                         305,542
  Other assets                                                                    321,726
                                                                           ---------------
                                                                          $    27,231,864
                                                                           ===============
Liabilities and Partners' Capital
  Liabilities
    Mortgage and notes payable                                            $    43,750,000
    Accrued interest payable                                                   10,094,128
    Other liabilities                                                           1,726,448
  Partners' Capital (Deficit)                                                 (28,338,712)
                                                                           ---------------
                                                                          $    27,231,864
                                                                           ===============

Rental income                                                             $     5,722,415
                                                                           ===============
Net loss                                                                  $    (3,050,840)
                                                                           ===============

6. Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans at December 31, 1995, is comprised of the following:

                                                                                    Building         Carrying         Carrying
                                                    Number                               and         Value at         Value at
  Property Name                Location            of Units   	        Land     Improvements    Dec. 31, 1995    Dec. 31, 1994
  --------------------------   -----------------   --------     ------------   --------------   --------------   --------------
  Covey at Fox Valley          Aurora, IL             216      $  1,320,000   $   11,090,000   $   12,410,000   $   12,410,000
  The Exchange at Palm Bay     Palm Bay, FL        72,002(1)      1,150,318        5,006,913        6,157,231        5,839,823
  The Park at Fifty Eight      Chattanooga, TN         96           135,000        2,553,474        2,688,474        2,688,474
  Shelby Heights               Bristol, TN            100           175,000        3,275,000        3,450,000        3,450,000
  Coral Point                  Mesa, AZ               336         2,240,000        8,960,000       11,200,000       11,200,000
                                                                                                --------------    -------------
                                                                                                   35,905,705       35,588,297
  Less accumulated depreciation                                                                    (6,515,135)      (5,317,645)
                                                                                                --------------    -------------
                                                                                                   29,390,570       30,270,652
  Less valuation allowance                                                                         (3,500,000)      (3,500,000)
                                                                                                --------------    -------------
  Balance at end of year                                                                       $   25,890,570    $  26,770,652
                                                                                                ==============    =============

  (1)  Represents square feet.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

									                                                                     For the		           For the		           For the
									                                                                  Year Ended		        Year Ended		        Year Ended
									                                                               Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
														                                                         ---------------     ---------------     ---------------
Reconciliation of the carrying values of the
 real estate held is as follows:
 	Balance at beginning of year							                                 $   	30,270,652 	   $	   31,425,464    	$	   32,550,935
   Capital improvements		                                               						317,408 		           28,776 		           46,773
   Depreciation								                                                    (1,197,490)		       (1,183,588)		       (1,172,244)
														                                                         ---------------     ---------------     ---------------
  Balance at end of year					                                             	29,390,570        		30,270,652 	       	31,425,464
       														                                                  ===============     ===============     ===============
The following summarizes the activity in the
 valuation allowance:
 	Balance at beginning and end of year							                         $	     3,500,000   	$     	3,500,000   	$     	3,500,000
                                                                      ================    ================    ================

7.	Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amounts of such expenses reimbursed to AFCA 4 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at the end of each year.

									                                                                        1995		              1994		              1993
                                                                       ---------------     ---------------     ---------------
Reimbursable salaries and benefits							                             $	      370,211 	   $	      270,973 	   $	      261,325
Professional fees and expenses								                                         40,360 		           46,180 		           34,262
Investor services and custodial fees								                                   51,664 		           48,653            		51,315
Report preparation and distribution			                                    					16,854            		19,891            		31,087
Consulting and travel expenses					                                          			3,936            		11,097            		18,591
Registration fees							                                                      	18,037            		17,912 		           13,667
Telephone								                                                               8,729 		            7,538 		           10,009
Other expenses								                                                         27,088 		           29,616             	31,327
Insurance								                                                              19,136            		14,014              	3,686
													                                                          ---------------     ---------------     ---------------
								                                                              $	      556,015 	   $	      465,874 	   $      	455,269
                                                                       ===============     ===============     ===============

AFCA 4 received from property owners administrative fees of $8,066 for the year ended December 31, 1995. AFCA 4 did not receive any administrative fees from property owners in 1994 or 1993. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 4 was $226,200 in each of the years ended December 31, 1995, 1994 and 1993.

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage loan. The general partner received no cash distributions from the partnership in 1995, 1994, or 1993.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight and Shelby Heights, (all since August 1992), Coral Point (beginning in March 1993) Jefferson Place (beginning in May 1993) and Avalon Ridge (beginning in September 1994). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $382,143 in 1995, $297,836 in 1994 and $222,445 in 1993.

8.	Summary of Unaudited Quarterly Results of Operations

							                                                     First		            Second		             Third		            Fourth
From January 1, 1995 to December 31, 1995		           				Quarter	           	Quarter		           Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                 $    	1,960,471    	$	    1,779,901    	$    	1,797,012    	$	    1,869,019
Total expenses		                                   				(1,088,051)	         	(918,865)	       	(1,171,816)		       (1,170,885)
													                                      ---------------     ---------------     ---------------     ---------------
Net income					                                   $	      872,420  	  $	      861,036    	$	      625,196    	$      	698,134
													                                      ===============     ===============     ===============     ===============
Net income per BUC					                           $	          .16    	$          	.16    	$  	        .12    	$        	  .13
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                          8-1/2 		            8-59/64 		            9-1/4 		            9-3/8
 Low sale						                                           7-3/4   		          8-1/8 		              8-1/8             		8-1/2
													                                      ===============     ===============     ===============     ===============

                                                     							First		           Second		              Third		            Fourth
From January 1, 1994 to December 31, 1994						           Quarter		          Quarter		            Quarter		           Quarter
													                                      ---------------     ---------------     ---------------     ---------------
Total income					                                 $	    1,817,734    	$    	1,870,398    	$	    1,793,071 	   $    	1,957,964
Total expenses						                                   (1,050,083)		       (1,060,129)		       (1,124,968)		       (1,035,462)
													                                      ---------------     ---------------     ---------------     ---------------
Net income					                                   $	      767,651 	   $	      810,269 	   $	      668,103 	   $	      922,502
													                                      ===============     ===============     ===============     ===============
Net income per BUC					                           $        	  .15 	   $	          .15    	$          	.13 	   $	          .17
													                                      ===============     ===============     ===============     ===============
Market Price per BUC
 High sale						                                          9		                 9-1/4 		            9-1/4 		            9-1/4
 Low sale						                                           8	 	                8-1/2 		            8-1/2 		            7-1/8
													                                      ===============     ===============     ===============     ==============

The BUCs are quoted on the NASDAQ National Market System under the symbol ATAXZ. The high and low quarterly prices of the BUCs shown represent the final sales prices and were compiled from the Monthly Statistical Reports provided to the Partnership by the National Association of Securities Dealers, Inc.

Schedule III

TAX EXEMPT MORTGAGE FUND 2
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

								                                                                                                  Costs Capitalized
					                                                                            Initial Cost			              Subsequent
                             Description			 		                                  to Partnership			           to Acquisition
------------------------------------------------------------------------   -------------------------   ------------------------
                                                                                    		 				Building	      Building
						                                                                                       and	           and		      Carrying
Property	                  Location	          # of Units	   Encumbrances	        Land	 	 Improvements	  Improvements	 	   Costs
------------------------   ---------------   ------------   ------------   -----------   ------------   ------------   --------
Covey at Fox Valley	       Aurora, IL	          216 	            (a)	     $ 1,320,000  	$ 11,090,000 	 $       -      $   -
The Exchange at Palm Bay	  Palm Bay, FL	     72,002 sq ft	       (a)	       1,150,318  		  4,349,682 	      339,823 	 	   -
The Park at Fifty Eight	   Chattanooga, TN	      96 	            (a)	         135,000  		  2,553,474 	         -         	-
Shelby Heights	            Bristol, TN	         100 	            (a)	         175,000  		  3,275,000 	         -         	-
Coral Point	               Mesa, AZ	            336 	            (a)	       2,240,000  		  8,960,000 	         -         	-
                                                                           -----------   ------------   ------------   --------
				                                                                      $ 5,020,318   $ 30,228,156	  $    339,823		 $   -
																                                                           ===========   ============   ============   ========

                               Gross Amount at December 31, 1994
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	          (b)	           (c)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	      $ 1,320,000  	$ 11,090,000 	 $ 12,410,000 	 $  2,419,632  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,150,318  	   4,689,505 	    5,839,823 	    1,034,322  	      1988	       1990	     31.5 years
The Park at Fifty Eight	      135,000  	   2,553,474 	    2,688,474 	      340,464  	      1987	       1991	     27.5 years
Shelby Heights	               175,000  	   3,275,000 	    3,450,000 	      421,781  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,101,446  	      1987	       1991	     27.5 years
                           -----------   ------------   ------------   ------------
				                      $ 5,020,318	  $ 30,567,979	  $ 35,588,297	  $  5,317,645
																           ===========   ============   ============   ============

(a) 	The Partnership has no encumbrances against these properties.
(b) 	Reconciliation of Real Estate:

                                 		        		1994
                                   ---------------
Balance - beginning of year			    $    35,559,521
Acquisitions			                              -
Improvements			                            28,776
Carrying costs			                            -
                                   ---------------
Balance - end of year			          $    35,588,297
									                          ===============

(c) 	Reconciliation of Accumulated Depreciation:

				                                         1994
                                   ---------------
Balance - beginning of year			    $     4,134,057
Depreciation expense			                 1,183,588
                                   ---------------
Balance - end of year			          $     5,317,645
                                   ===============




Schedule III

TAX EXEMPT MORTGAGE FUND 2
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995


								                                                                                                  Costs Capitalized
					                                                                            Initial Cost			              Subsequent
                             Description			 		                                  to Partnership			           to Acquisition
------------------------------------------------------------------------   -------------------------   ------------------------
                                                                                    		 				Building	      Building
						                                                                                       and	           and		      Carrying
Property	                  Location	          # of Units	   Encumbrances	        Land	 	 Improvements	  Improvements	 	   Costs
------------------------   ---------------   ------------   ------------   -----------   ------------   ------------   --------
Covey at Fox Valley	       Aurora, IL	          216 	            (a)	     $ 1,320,000  	$ 11,090,000 	 $       -      $   -
The Exchange at Palm Bay	  Palm Bay, FL	     72,002 sq ft	       (a)	       1,150,318  		  4,349,682 	      657,231 	 	   -
The Park at Fifty Eight	   Chattanooga, TN	      96 	            (a)	         135,000  		  2,553,474 	         -         	-
Shelby Heights	            Bristol, TN	         100 	            (a)	         175,000  		  3,275,000 	         -         	-
Coral Point	               Mesa, AZ	            336 	            (a)	       2,240,000  		  8,960,000 	         -         	-
                                                                           -----------   ------------   ------------   --------
				                                                                      $ 5,020,318   $ 30,228,156	  $    657,231		 $   -
																                                                           ===========   ============   ============   ========

                               Gross Amount at December 31, 1995
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	          (b)	           (c)	   Construction	  Acquired	   is Computed
------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	      $ 1,320,000  	$ 11,090,000 	 $ 12,410,000 	 $  2,822,904  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,150,318  	   5,006,913 	    6,157,231 	    1,290,777  	      1988	       1990	     31.5 years
The Park at Fifty Eight	      135,000  	   2,553,474 	    2,688,474 	      433,318  	      1987	       1991	     27.5 years
Shelby Heights	               175,000  	   3,275,000 	    3,450,000 	      540,872  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,427,264  	      1987	       1991	     27.5 years
                           -----------   ------------   ------------   ------------
				                      $ 5,020,318	  $ 30,885,387	  $ 35,905,705	  $  6,515,135
																           ===========   ============   ============   ============

(a) 	The Partnership has no encumbrances against these properties.
(b) 	Reconciliation of Real Estate:

                                 		        		1995
                                   ---------------
Balance - beginning of year			    $    35,588,297
Acquisitions			                              -
Improvements			                           317,408
Carrying costs			                            -
                                   ---------------
Balance - end of year			          $    35,905,705
									                          ===============

(c) 	Reconciliation of Accumulated Depreciation:

				                                         1995
                                   ---------------
Balance - beginning of year			    $     5,317,645
Depreciation expense			                 1,197,490
                                   ---------------
Balance - end of year			          $     6,515,135
                                   ===============














                            JEFFERSON PLACE, L.P.
                      (A Missouri Limited Partnership)

                            FINANCIAL STATEMENTS

                             DECEMBER 31, 1995





























































                               TABLE OF CONTENTS

                                                                         PAGE


AUDITORS' REPORT		                                                         1

FINANCIAL STATEMENTS

 BALANCE SHEET		                                                           2

 STATEMENT OF INCOME		                                                     3

 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)		                      4

 STATEMENT OF CASH FLOWS		                                                 5

NOTES TO FINANCIAL STATEMENTS		                                          6-8



























































The Partners
Jefferson Place, L.P.
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Jefferson Place, L.P.,  (a
Missouri Limited Partnership) (the "Partnership"), as of December 31, 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P., as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has experienced recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     Mueller, Prost, Purk & Willbrand, P.C.
January 26, 1996	                    Certified Public Accountants







































































                            FINANCIAL STATEMENTS







































JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
BALANCE SHEET
DECEMBER 31, 1995


ASSETS
 Current Assets
	 Cash	                                                    $		     108,614
	 Tenant accounts receivable			                                      3,042
	 Prepaid expenses		                                               	22,293
                                                            ---------------
	   Total Current Assets				                                                   $ 		    133,949

 Funded Deposits Held in Trust
	 Security deposits			                                              16,438
                                                            ---------------
	   Total Funded Deposits Held in Trust					                                            16,438

 Restricted Deposits and Funded Reserves
	 Taxes and insurance escrow			                                     34,214
                                                            ---------------
	   Total Restricted Deposits and Funded Reserves			                                    34,214

 Property and Equipment
	 Land			                                                          339,063
	 Buildings			                                                  10,894,462
	 Equipment			                                                     398,521
                                                            ---------------
  	Total Property and Equipment			                              11,632,046
 	Less: Accumulated depreciation		                             	(5,521,434)
                                                            ---------------
   	Net Property and Equipment 				                                                 	6,110,612

 Other Assets
 	Utility Deposits			                                                2,250
                                                            ---------------
   	Total Other Assets 						                                                            2,250
                                                                                ---------------
	   Total Assets                      				                                     $		   6,297,463
                                                                                ===============

LIABILITIES
 Current Liabilities
	 Accrued interest payable	                                $		   3,116,962
	 Accrued real estate taxes			                                      58,222
	 Other accrued expenses			                                         12,623
  Prepaid rent			                                                   17,943
                                                            ---------------
   	Total Current Liabilities                       				                       $	    3,205,750

 Deposit Liabilities
	 Security deposits			                                              53,872
                                                            ---------------
	   Total Deposit Liabilities					                                                      53,872

 Long-Term Liabilities
 	Mortgage payable 			                                          12,800,000
 	Accrued administrative fees			                                   679,219
                                                            ---------------
   	Total Long-Term Liabilities				                                                	13,479,219
                                                                                ---------------
   	Total Liabilities					                                                          16,738,841

PARTNERS' EQUITY (DEFICIT)
	General partner			                                                (63,409)
	Limited partners			                                           (10,377,969)
                                                            ---------------
	  Total Partners' Equity (Deficit)				                                            (10,441,378)
                                                                                ---------------
  	Total Liabilities and Partners' Equity (Deficit)				                        $	    6,297,463
                                                                                ===============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1995

INCOME
	Rental income	                                            $	   	1,603,103
	Interest income			                                                 10,903
	Other income			                                                    95,944
	Income from forfeited security deposits			                         15,567
                                                            ---------------
	  Total Income				                                                            $		   1,725,517

EXPENSES
	Operating Expenses
		Salaries and wages			                                            186,022
		Real estate taxes	                                             		116,444
		Insurance		                                                      	27,007
		Utilities		                                                     	144,925
		Professional fees			                                              11,052
		Advertising and promotional fees			                               34,090
                                                            ---------------
   	Total Operating Expenses 						                                                    519,540

	Maintenance Expenses
		Repairs and maintenance			                                       184,491
		Security			                                                        5,824
		Cleaning			                                                        8,603
		Supplies			                                                       23,816
	                                                           ---------------
    Total Maintenance Expenses 						                                                  222,734

	Management Expenses
		Administrative and office	                                      	 24,358
		Management fees			                                                83,866
                                                            ---------------
   	Total Management Expenses						                                                    108,224

	Mortgage Interest Expense			                                    1,276,370
                                                            ---------------
	   Total Mortgage Interest Expense						                                            1,276,370

	Other Expenses
		Administrative fees			                                            88,800
		Depreciation			                                                  578,958
                                                            ---------------
   	Total Other Expenses					 	                                                        667,758
                                                                                ---------------
	   Total Expenses						                                                             2,794,626
                                                                                ---------------
   	Net Loss				                                                               $	  	(1,069,109)
                                                                                ===============

The Notes to Financial Statements are an integral part	of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1995

		                                                                              Limited Partners
                                          -------------------------------------------------------------------------------------
		                                          Special	      Class A
                               	General	    Limited	      Limited
	                               Partner	    Partner	      Partner		             Class B Limited Partners
                            -----------  ---------- -------------- ----------------------------------------------
	                                          	Liberty	       Liberty				                                     Chase	        Total
	                                   JHC	 Associates	    Tax Credit	 DRI Equity	   Mark D.	  Susan L.	 Properties,	     Limited
	                           Corporation	   IV, L.P.	Plus III, L.P.	Corporation	     Rose	      Rose	         Inc.	    Partners
                            -----------  ---------- -------------- -----------  ---------  --------- ------------  ------------
Balance, December 31, 1994		$  (52,718)	$  (52,718)	$  (3,781,735)	$    78,470	$(280,988)	$(280,988)	$(5,001,592) $ (9,319,551)

Net Loss for the Year				      (10,691)			 (10,691)			   (908,743)		   	(1,390)		 (6,949)		  (6,949)		  (123,696)		 (1,058,418)
                             ----------  ----------  -------------  ----------- ---------  ---------  -----------  ------------

Balance, December 31, 1995		$		(63,409)	$		(63,409)	$		(4,690,478)	$  		77,080	$(287,937)	$(287,937)	$(5,125,288)	$(10,377,969)
                             ==========  ==========  =============  =========== =========  =========  ===========  ============
Partners's Percentage of
   Partnership losses 		          1.00%	     	1.00%		       85.00%		      0.13%	    0.65%		    0.65%		     11.57%		      99.00%
                             =========   =========   ============   ==========  ========   ========   ==========   ===========

                                    Total
	                                Partners'
                                  Deficit
                             -------------
Balance, December 31, 1994		$  (9,372,269)

Net Loss for the Year				   	 	(1,069,109)
                             -------------

Balance, December 31, 1995		$ (10,441,378)
                             =============
Partners's Percentage of
   Partnership losses 		           100.00%
                             ============

The Notes to Financial Statements are an integral part of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1995

Cash Flows from Operating Activities
	Net loss	                                                                         $  		(1,069,109)
                                                                                    ---------------
	Adjustments to reconcile net loss to net cash provided by operating activities
		Depreciation			                                                                          578,958
		Change in assets - (increase) decrease
			Tenant accounts receivable			                                                            (1,932)
			Property tax refund receivable			                                                         8,139
			Prepaid expenses			                                                                        (352)
		Change in liabilities - increase (decrease)
			Accrued interest payable			                                                             412,612
			Accrued real estate taxes			                                                             10,897
			Other accrued expenses			                                                                (5,979)
			Prepaid rent			                                                                          13,605
			Security deposits			                                                                      5,186
			Accrued administrative fees			                                                           77,800
                                                                                    ---------------
   		Total Adjustments			                                                                1,098,934
                                                                                    ---------------
Net Cash Provided by Operating Activities		                                                	29,825
                                                                                    ---------------
Cash Flows from Financing Activities
	Net deposit and withdrawals in restricted deposits and funded reserves			                   2,075
                                                                                    ---------------
    	Net Cash Provided by Financing Activities			                                            2,075
                                                                                    ---------------
Net Increase in Cash			                                                                     31,900

Cash - Beginning of Year			                                                                 93,152
                                                                                    ---------------
Cash - End of Year	                                                                $		     125,052
                                                                                    ===============

The Notes to Financial Statements are an integral part	of this statement.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	 ORGANIZATION

Jefferson Place, L.P., a Missouri limited partnership, (the "Partnership"), was formed on April 18, 1985, pursuant to the terms of an Agreement of Limited Partnership for the purpose of acquiring and operating the Jefferson Place Apartments complex (the "Project"), a 352-unit apartment complex located in Olathe, Kansas. The Partnership will dissolve on December 31, 2033, unless sooner dissolved pursuant to any provision of the Partnership agreement.

On October 1, 1990, pursuant to the Second Amended and Restated Agreement of Limited Partnership, DRI Equity Corporation withdrew from the Partnership as general partner and became a Class B limited partner with a .13% interest.
DRI assigned its interest to JHC Corporation as the general partner with a 1% interest. Liberty Associates IV L.P. is the Partnership's special limited partner with a 1% interest and has the authority, among other things, to remove the general partner under certain circumstances and to consent to the sale of the Partnership's assets. The Partnership has three other Class B limited partners, Mark D. Rose (.65%), Susan L. Rose (.65%), and Chase Properties, Inc., a Missouri corporation (11.57%), as well as a Class A limited partner, Liberty Tax Credit Plus III L.P., a Delaware limited partnership who owns an 85% interest.


NOTE 2 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting. The Partnershp also reports its operating results for income tax purposes on the accrual basis. No provision for income taxes is made because any liability for income taxes is that of the individual partners and not that of the Project.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Security Deposits

The security deposit liability exceeds the security deposit cash account by $37,434. Management has stated that this deficiency will be funded from the operating cash account as cash flow becomes available.

Bad Debts

The Partnership records bad debts using the direct write off method which is not materially different from the allowance method. No bad debt expense was recorded for the period ended December 31, 1995.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

Depreciation is calculated using the straight-line method over estimated useful lives ranging from 5 to 19 years. The total depreciation expensed in 1995 was $578,958.

Concentration of Credit Risk

The Partnership maintains the majority of its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1995, the Partnership's uninsured cash balances totaled $16,585.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3	STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash includes cash and security deposits.

Cash paid during the year for:

  Interest	                                                   $		863,758


NOTE 4	RESTRICTED DEPOSITS AND FUNDED RESERVES

Taxes and insurance escrow reserves, consisting of money market funds, are maintained under the control of the mortgage note holder for the benefit of the Partnership and in an interest-bearing account with a federally insured financial institution.

Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to the operating cash account quarterly.

NOTE 5	MORTGAGE PAYABLE

The Partnership financed the construction of the Project with Multi-Family Housing Revenue Notes ("Notes") issued by the City of Olathe, Kansas ("City") in the face amount of $12,800,000. On December 1, 1986, the Notes were purchased by America First Tax-Exempt Mortgage Fund 2 Limited Partnership ("America First"). The Notes are nonrecourse obligations of the owners of the Partnership. The Notes are not an obligation to the City, nor is the taxing power of the City pledged to the payment of principal and interest on the Notes. The net cash flow of the Partnership and the proceeds from the sale or refinancing of the Partnership are the sole source of funds to pay principal and interest on the Notes. The Notes are collateralized by all real and personal property of the Partnership and an assignment of rents. The principal balance of the Notes is due in a lump sum on December 1, 2010. Base interest on the Notes accrues at 8.5% per annum.

In connection with the reorganization of the Partnership on October 1, 1990, the terms of the Notes were amended pursuant to a mortgage modification agreement. The mortgage modification agreement was to induce America First to waive defaults under the original Note and to induce the new limited partners to infuse additional capital. The mortgage modification agreement provides, among other provisions, for the following:

1) America First agrees not to declare a default under the Notes, mortgage and related documents during the term of the modification agreement, which expires December 31, 2002.

2) America First agrees to accept the monthly cash flow from the Partnership as partial payment of base interest. If the monthly cash flow is less than the amount of base interest due for each month, the unpaid base interest accrues and will be paid from excess cash flow in future months. The difference between the base interest on the Notes and the payments to America First from available monthly cash flow will bear interest at 8.5% per annum until paid. At December 31, 1995, mortgage interest expense included additional interest on accrued base interest of $188,370.

3) The mortgage modification agreement also specifies the allocation of sale or refinancing proceeds of the Partnership among the partners and payment of accrued interest to America First.

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 6	ACCRUED INTEREST PAYABLE

Accrued interest payable as of December 31, 1995 consisted of the following:

	  Accrued interest payable on bond	                         $		2,334,194
	  Accrued interest on unpaid interest		                         	782,768
                                                              ------------
     Total Accrued Interest Payable	                         $		3,116,962
                                                              ============

NOTE 7	CONTINGENT INTEREST

In addition to base interest, the Notes provide for the payment of additional contingent interest that is payable only to the extent the Partnership generates excess net cash flows or from the sale or refinancing proceeds of the Partnership, subject to various priority payments. Contingent interest during the construction period (December 1, 1986 through August 31, 1987) at 3.5% per annum totaled $118,890. Contingent interest at 4.5% per annum, excluding contingent construction period interest, totaled $4,800,000 through December 31, 1995. Contingent interest amounts have not been accrued in the accompanying financial statements.

NOTE 8	RELATED PARTY TRANSACTIONS

Management Fees

On May 1, 1993, America First Properties Management, Inc., an affiliate of the general partner, took over management of the Partnership. Their fee is 5% of collected receipts, effective July, 1995. Management fees for 1995 are $83,866. The Partnership owed America First Properties Management, Inc. $4,564 at December 31, 1995.

Administrative Fees

Under the terms of the Notes, the Partnership accrues administrative fees of $6,400 per month to an affiliate of America First. Under the terms of the Second Amended and Restated Agreement of Limited Partnership, the Partnership accrues additional administrative fees of $1,000 per month to Liberty Associates IV, L.P. Administrative fees totaled $88,800 in 1995. Accrued and unpaid administrative fees totaled $679,219 at December 31, 1995.

Administrative fees payable to America First are to be paid solely from the proceeds of a sale or refinancing. Administrative fees payable to Liberty Associates IV, L.P. are paid from excess cash flow after the payment of all operating expenses except interest.

NOTE 9	CONTINGENCIES

Pursuant to a Tax Credit Guaranty Agreement signed on October 1, 1990, the Partnership and America First guarantee Liberty Tax Credit Plus III, L.P. ("Liberty") specified minimum amounts of tax credits to be generated by the Partnership through the rental of apartments to qualified tenants. If the Partnership fails to generate tax credits of approximately $131,000 annually for years 1991 through 1997 for the benefit of Liberty, America First and the Partnership will be required to pay Liberty an amount equal to $.633 for each $1 of credits below the specified minimum amounts.

Tax credits generated by the Partnership in 1995 were in excess of the minimum amount of such credits specified in the Tax Credit Guaranty Agreement.

NOTE 10	GOING CONCERN CONSIDERATIONS

The Partnership has consistently been unable to generate sufficient cash flow from operations to pay base interest on the mortgage payable. The Partnership has, however, generated cash flows sufficient to cover the cost of operations and partially pay base interest on the mortgage payable. As more fully described in Note 5, America First (the mortgagee) has agreed not to declare a default under the terms of the mortgage payable.

                   SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
                      (A Washington Limited Partnership)

                             FINANCIAL STATEMENTS

                              DECEMBER 31, 1995





























































                               TABLE  OF  CONTENTS



                                                                         PAGE

AUDITORS' REPORT		                                                         1

FINANCIAL STATEMENTS

	BALANCE SHEET		                                                           2

	STATEMENT OF INCOME (UNAUDITED)		                                         3

	STATEMENT OF CHANGES IN PARTNERS'
		EQUITY (DEFICIT) (UNAUDITED)		                                           4

	STATEMENT OF CASH FLOWS (UNAUDITED)		                                     5

NOTES TO FINANCIAL STATEMENTS		                                          6-7

























































To the Partners
Sunpointe Associates Limited Partnership
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Sunpointe Associates Limited Partnership, (a Washington Limited Partnership) (the "Partnership"), as of December 31, 1995. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

This was our first audit of the Partnership's balance sheet, and, in accordance with management's instructions, we did not extend our auditing procedures to enable us to express, and we do not express, an opinion on the consistency of application of accounting principles with the preceding year. Because we were not engaged to audit the statements of income, retained earnings, and cash flows, we did not extend our auditing procedures to enable us to express an opinion on the results of operations and cash flows for the year ended December 31, 1995. Accordingly, we express no opinion on them.

In our opinion, the balance sheet referred to in the first paragraph presents fairly, in all material respects, the financial position of Sunpointe Associates Limited Partnership as of December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $1,761,506 during the year ended December 31, 1995, and, as of that date, had a net worth of $(12,376,449). As discussed in Note 7 to the financial statements, the Partnership has suffered recurring losses from its operations and has a net capital deficiency that raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       Mueller, Prost, Purk & Willbrand, P.C.
January 26, 1996	                      Certified Public Accountants

                            FINANCIAL STATEMENTS







































SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
BALANCE SHEET
DECEMBER 31, 1995

ASSETS
 Current Assets
	 Cash		                                                  $ 		     12,020
	 Tenant accounts receivable				                                   15,748
	 Prepaid expenses				                                             33,824
	 Other receivables				                                               537
                                                           ---------------
				Total Current Assets				                                                  $      	 62,129

 Funded Deposits Held in Trust
	 Security deposits							                                                             67,152

 Restricted Deposits and Funded Reserves
	 Taxes and insurance escrow						                                                   	124,448

 Property and Equipment
	 Land				                                                      3,261,280
	 Land improvements				                                           439,162
	 Buildings				                                                13,132,765
	 Equipment				                                                   601,082
                                                           ---------------
				Total Property and Equipment			                            17,434,289
	 Less: Accumulated depreciation				                            4,737,747
                                                           ---------------
				Net Property and Equipment						                                               12,696,542
                                                                               ---------------
				Total Assets				                                                          $	  	12,950,271
                                                                               ===============

LIABILITIES

 Current Liabilities
	 Accounts payable		                             		                 7,750
	 Other accrued expenses				                                        6,500
	 Prepaid rents				                                                12,075
	 Accrued interest payable				                                  4,407,666
	 Administrative fee payable				                                  739,724
                                                           ---------------
				Total Current Liabilities				                                                 		5,173,715

 Deposit Liabilities
	 Security deposits							                                                             63,005

 Long-Term Liabilities
	 Mortgage payable				                                         20,000,000
	 Due to limited partner				                                       90,000
                                                           ---------------
				Total Long-Term Liabilities						                                              20,090,000
                                                                               ---------------
				Total Liabilities 						                                                       25,326,720


PARTNERS' EQUITY (DEFICIT)
 Partners' Equity (Deficit)				                               (12,376,449)
                                                           ---------------
				Total Partners' Equity (Deficit)						                                        (12,376,449)
                                                                               ---------------
				Total Liabilities and
				   Partners' Equity (Deficit)				                                         $		  12,950,271
                                                                               ===============

The Notes to Financial Statements are an integral part	of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
STATEMENT OF INCOME (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

Income
	Rental income		                                          $	   	2,068,885
	Interest income				                                                7,341
	Income from forfeited security deposits				                       38,021
	Other income				                                                  98,087
                                                           ---------------
			Total Income				                                                           $		   2,212,334

Expenses
	Operating Expenses
		Advertising				                                                  68,107
		Insurance				                                                    27,518
		Personal property taxes				                                       1,862
		Professional fees				                                            72,453
		Real estate taxes				                                           211,014
		Salaries and wages				                                          238,349
		Utilities				                                                   279,381
                                                           ---------------
			Total Operating Expenses						                                                     898,684

	Maintenance Expenses
		Cleaning				                                                     22,023
		Repairs and maintenance				                                     359,904
		Security				                                                     85,726
		Supplies				                                                     68,543
                                                           ---------------
			Total Maintenance Expenses 						                                                  536,196

	Management Expenses
		Administrative and office				                                    59,685
		Management fees				                                              74,072
                                                           ---------------
			Total Management Expenses						                                                    133,757

	Mortgage Interest							                                                           1,718,675

	Other Expenses
		Administrative fees				                                         157,255
		Depreciation				                                                529,273
                                                           ---------------
			Total Other Expenses						                                                         686,528
                                                                               ---------------
			Total Expenses						                                                             3,973,840
                                                                               ---------------
			Net Loss				                                                               $  		(1,761,506)
                                                                               ===============

The Notes to Financial Statements are an integral part	of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

	                                   General
	                                   Partner		                    Limited Partners
                             ---------------   ---------------------------------------------------
                                    	Sunset	         Shelter
	                                   Terrace	     Corporation	          Shelter	              The	            Total
                               	Investments,	      of Canada	         American	          Axelrod	         Partners'
	                                       Inc.	        Limited	     Holding, Inc.	         Company	          Deficit
                             ---------------   ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1994		$		  (1,083,375)	 $	  	(1,700,023)	 $	  	(5,293,142)	 $	  	(2,538,403)	 $		 (10,614,943)

Net Loss for the Year				            (1,761)			          (440)			      (879,432)			      (879,873)			    (1,761,506)
                             ---------------   ---------------   ---------------   ---------------   ---------------

Balance, December 31, 1995		$		  (1,085,136)	 $		  (1,700,463)	 $	  	(6,172,574) 	$	  	(3,418,276)	$  		(12,376,449)
                             ===============   ===============   ===============   ===============   ===============

The Notes to Financial Statements are an integral part	of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 1995

Cash Flows from Operating Activities
	Net loss		                                                                        $	  	(1,761,506)
                                                                                    ---------------
	Adjustments to reconcile net loss to net cash used by operating activities
		Depreciation				                                                                         529,273
		Change in assets - (increase) decrease
			Tenant accounts receivable				                                                          (15,748)
			Prepaid expenses				                                                                    (20,067)
			Other receivables				                                                                      (505)
		Change in liabilities - increase (decrease)
			Accounts payable				                                                                     (2,085)
			Other accrued expenses				                                                                 (215)
			Prepaid rents				                                                                        12,075
			Accrued interest payable			                                                          	1,060,009
			Administrative fee payable				                                                          116,888
			Security deposits				                                                                    (4,572)
                                                                                    ---------------
					Total Adjustments			                                                                1,675,053
                                                                                    ---------------
Net Cash Used by Operating Activities				                                                  (86,453)
                                                                                    ---------------
Cash Flows from Financing Activities
	Net deposit and withdrawals in restricted deposits and funded reserves				                 11,580
                                                                                    ---------------
				 Net Cash Provided by Financing Activities			                                           11,580
                                                                                    ---------------
Net Decrease in Cash				                                                                   (74,873)

Cash - Beginning of Year				                                                                86,893
                                                                                    ---------------
Cash - End of Year		                                                               $	      	12,020
                                                                                    ===============

The Notes to Financial Statements are an integral part	of this statement.

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

Sunpointe Associates Limited Partnership, a Washington Limited Partnership, (the "Partnership"), was formed on September 3, 1987, pursuant to the terms of an Agreement of Limited Partnership for the purpose of acquiring and operating the Avalon Ridge Apartments complex, a 356-unit apartment complex located in Renton, Washington (the "Project"). The Partnership will dissolve on December 31, 2037, unless sooner dissolved pursuant to any provision of the Partnership Agreement.

The Agreement of Limited Partnership which was amended on June 30, 1991, and December 31, 1991, admitted a new general partner and changed the profit and loss allocation percentages to the partners. The general partner of the Partnership is Sunset Terrace Investments, Inc. (the "General Partner"), a California corporation. The limited partners of the Partnership are Shelter Corporation of Canada Limited and Shelter American Holding, Inc. which are Canadian corporations and the Axelrod Company, a Washington corporation.


NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting. The Partnership also reports its operating results for income tax purposes on the accrual basis. No provision for income taxes is made because any liability for income taxes is that of the individual partners and not that of the Partnership.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimated amounts.

Bad Debts (Unaudited)

The Partnership records bad debts using the direct write-off method which is not materially different from the allowance method. No bad debt expense was recorded for the period ended December 31, 1995.

Property and Equipment (Unaudited)

Property and equipment are recorded at cost. Major additions and improvements are capitalized to the property accounts while replacements, maintenance and repairs which do not improve or extend the useful life of the respective assets are expensed currently.

Depreciation is calculated using the straight-line method over estimated useful lives ranging from 7 to 27.5 years. The total depreciation expensed in 1995 was $529,273.

NOTE 3	STATEMENT OF CASH FLOWS (UNAUDITED)

For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Cash paid during the year for:

     Interest		                                              $		658,666

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4	RESTRICTED DEPOSITS AND FUNDED RESERVES

Taxes and insurance escrow reserves, consisting of money market funds, are maintained under the control of the mortgage note holder for the benefit of the Partnership and in an interest-bearing account with a federally insured financial institution. Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to operating cash quarterly.


NOTE 5	MORTGAGE PAYABLE

The Partnership entered into a $1,245,000 mortgage payable agreement with America First Participating/Preferred Equity Mortgage Fund on September 1, 1987. The note bears base interest at the rate of 10%, due on the fifteenth day of each month. Maximum construction period deferred interest is due during the first interest period, which extends from the date of inception to August 17, 1989, in an amount equal to 3% per annum. The maximum construction period deferred interest shall be paid, to the extent possible, from 50% of the net sale or refinancing proceeds. Contingent interest and deferred interest is due during the second interest period, which extends from August 18, 1989, to the date of full payment, at an annual rate of 3% on the outstanding principal amount. Contingent interest and deferred interest shall be paid from 50% of the net cash flow. Deferred interest and contingent interest is due on the first day of each February, May, August, and November. The note matures on September 1, 1999.

Pursuant to a promissory note dated September 1, 1987, the Partnership owes Washington Mortgage Corporation $18,755,000 plus interest. The interest of Washington Mortgage Corporation was purchased and assigned to Washington State Housing Finance Commission under the Assignment of Developer Documents dated September 1, 1987. Part of the interest of Washington State Housing Finance Commission has been assigned to FirsTier Bank, National Association, as Trustee under the Lender Loan Agreement and Indenture of Trust dated September 1, 1987. The note bears base interest at the rates of 9.5% per annum and 8.5% per annum during the first and second interest periods, respectively. The note bears deferred contingent interest in amounts equal to 3.5% per annum and 4.5% per annum during the first and second interest periods, respectively. During the third interest period, the note bears contingent interest at an annual rate of 4.5% on the outstanding principal amount. The note matures on September 1, 2011.

NOTE 6	RELATED PARTY TRANSACTIONS

Management Fees

On August 20, 1994, America First Properties Management, Inc., an affiliate of the general partner, took over management of the Partnership. Their fee is 3% of gross receipts when net operating income is less than $97,000; 3.75% when net operating income is between $97,001 and $103,000; and 4.5% when net operating income is greater than $103,000. Management fees for 1995 are $74,072. The Partnership owed America First Properties Management, Inc. $6,008 at December 31, 1995.

Due to Limited Partner

The Partnership has outstanding operating deficit loans borrowed from the limited partner of $90,000 at December 31, 1995.

NOTE 7	GOING CONCERN CONSIDERATIONS

The Partnership's operations have produced a cumulative deficit of $12,376,449 since commencement of rental operations in 1987, as well as recurring operating losses. These considerations raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership has expended operating funds to upgrade the resident profile and reposition the property for the future. Significant cash flow has been reinvested in the Project to pursue this repositioning.

	                                 SIGNATURES

	    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	                                  AMERICA FIRST TAX EXEMPT MORTGAGE
	                                  FUND 2 LIMITED PARTNERSHIP

	                                  By	America First Capital Associates Limited
			                                   Partnership Four, general partner
		                                    of the Registrant

	                                  By	America First Companies L.L.C.,
		                                    general partner of America First Capital
		                                    Associates Limited Partnership Four


	                                  By	/s/ Michael Thesing
		                                    Michael Thesing, Vice President

Date:  March 27, 1996

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996	             By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  March 27, 1996	             By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  March 27, 1996	             By	/s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  March 27, 1996	             By
		                                    George Kubat
		                                    Manager


Date:  March 27, 1996	             By	/s/ Martin Massengale*
		                                    Martin Massengale
		                                    Manager


Date:  March 27, 1996	             By	/s/ Alan Baer*
		                                   Alan Baer
		                                   Manager


Date:  March 27, 1996	             By	/s/ Gail Walling Yanney*
		                                    Gail Walling Yanney
		                                    Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
		       America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                               							   /s/ William S. Carter
                                                 							William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1996.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                                							 /s/  Martin Massingale
                                                							Martin Massingale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of March, 1996.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer