Form 10-Q
period 1996-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1996-05-16
CIK 793245

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   1,846,036       $   1,912,560
 Investment in tax-exempt mortgage loans,
  net of allowance for loan losses (Note 5)                                                     31,566,526          31,566,526
 Real estate acquired in settlement of loans, net of
  accumulated depreciation (and valuation allowance for 1995) (Note 6)                          25,624,048          25,890,570
 Interest receivable                                                                               186,228             196,601
 Other assets                                                                                      123,369              64,192
                                                                                             --------------      --------------
                                                                                             $  59,346,207       $  59,630,449
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $     743,470       $     683,013
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                 1,074,633           1,014,176
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,187               7,553
  Beneficial Unit Certificate Holders
  ($11.11 per BUC in 1996 and $11.17 in 1995)                                                   58,264,387          58,608,720
                                                                                             --------------      --------------
                                                                                                58,271,574          58,616,273
                                                                                             --------------      --------------
                                                                                             $  59,346,207       $  59,630,449
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                              Mar. 31, 1996       Mar. 31, 1995
                                                                                             --------------      --------------
Income
 Mortgage investment income                                                                  $     594,905       $     693,337
 Rental income                                                                                   1,297,401           1,254,529
 Interest income on temporary cash investments                                                      11,063              12,605
                                                                                             --------------      --------------
                                                                                                 1,903,369           1,960,471
                                                                                             --------------      --------------
Expenses
 General and administrative expenses (Note 7)                                                      229,081             191,053
 Real estate operating expenses                                                                    717,406             599,613
 Depreciation                                                                                      308,092             297,385
                                                                                             --------------      --------------
                                                                                                 1,254,579           1,088,051
                                                                                             --------------      --------------
Net income                                                                                   $     648,790       $     872,420
                                                                                             ==============      ==============
Net income allocated to:
 General Partner                                                                             $       9,569       $      11,698
 BUC Holders                                                                                       639,221             860,722
                                                                                             --------------      --------------
                                                                                             $     648,790       $     872,420
                                                                                             ==============      ==============
Net income per BUC                                                                           $         .12       $         .16
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                             General           Certificate
                                                                             Partner               Holders               Total
                                                                     ----------------     ----------------     ----------------
Balance at December 31, 1995                                         $         7,553      $    58,608,720      $    58,616,273
Net income                                                                     9,569              639,221              648,790
Cash distributions paid or accrued (Note 3)
 Income                                                                       (9,935)            (675,462)            (685,397)
 Return of capital                                                               -               (308,092)            (308,092)
                                                                     ----------------     ----------------     ----------------
Balance at March 31, 1996                                            $         7,187      $    58,264,387      $    58,271,574
                                                                     ================     ================     ================

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1996       Mar. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      648,790      $      872,420
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   308,092             297,385
    Decrease (increase) in interest receivable                                                      10,373             (52,101)
    Increase (increase) in other assets                                                            (59,177)             10,241
    Increase in accounts payable                                                                    60,457              56,218
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         968,535           1,184,163

Cash flow used in investing activity
 Real estate capital improvements                                                                  (41,570)            (28,229)
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                               (993,489)           (993,489)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                     (66,524)            162,445
Cash and temporary cash investments at beginning of period                                       1,912,560           1,969,975
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,846,036      $    2,132,420
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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

 C) Real Estate Acquired in Settlement of Loans
    For periods prior to January 1, 1996, property acquired through foreclosure or deed in lieu of foreclosure was recorded at the lower of the unpaid loan balance or estimated net realizable value at the date of acquisition. A valuation allowance was established for declines in the estimated net realizable value subsequent to acquisition.

    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

    Depreciation of real estate acquired in settlement of loans is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments or 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Subsequent to January 1, 1996, depreciation is calculated based on the adjusted carrying value of the properties.

    The adoption of FAS 121 did not have a material impact on the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

D) Allowance for Loan Losses
    The allowance for loan losses is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which the Partnership considers impaired. Loans are considered impaired when it is probable that the Partnership will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all loans were considered impaired at March 31, 1996. A reserve is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral.

    The allowance for loan losses is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral for the loans.

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 F) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 G) Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (5,245,623) for all periods presented.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,128,057 at March 31, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage loans, real estate acquired and the operation of the Partnership.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Loans

Descriptions of the tax-exempt mortgages owned by the Partnership at March 31, 1996, are as follows:

                                                                                                     Base
                                                                         Number      Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing Loan:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%    $      8,760,000
                                                                                                              -----------------
  Nonperforming Loans:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
                                                                                                              -----------------
                                                                                                                    40,315,000
  Less allowance for loan losses                                                                                    (8,748,474)
                                                                                                              -----------------
  Balance at March 31, 1996                                                                                   $     31,566,526
                                                                                                              =================

(1) In addition to the base interest rate shown, the notes bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1996.

(2) Nonperforming loans are loans which are not fully current as to interest payments. The amount of foregone interest on nonperforming loans for 1996 was $261,789.

6. Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans at March 31, 1996, is comprised of the following:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley                  Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,150,318         3,182,031            4,332,349
  The Park at Fifty Eight              Chattanooga, TN            96            135,000         2,303,741            2,438,741
  Shelby Heights                       Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point                          Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
                                                                                                              -----------------
                                                                                                                    32,447,275
  Less accumulated depreciation                                                                                     (6,823,227)
                                                                                                              -----------------
  Balance at March 31, 1996                                                                                   $     25,624,048
                                                                                                              =================

(1)  Represents square feet.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

7.	Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1996 was $273,761. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end. AFCA 4 or an affiliate also paid $27,300 in capitalized costs during 1996 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the proposed tax-exempt bond refunding and property acquisition described in Note 9.

AFCA 4 received from property owners administrative fees of $30,548 in 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 4 during 1995 was $56,550.

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage loan. The general partner did not receive cash distributions from the partnership in 1996.

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $102,009 in 1996.

8.  Proposed Merger

On March 28, 1996, the Partnership entered into a Merger Agreement with America First Apartment Investors, L.P. (Apartment Investors) a newly formed Delaware limited partnership of which AFCA 4 is the general partner. Under the Merger Agreement, Apartment Investors will be the surviving limited partnership and will acquire all assets and liabilities of the Partnership. BUC Holders in the Partnership will become BUC Holders in Apartment Investors and will receive one BUC of Apartment Investors for each BUC they hold in the Partnership as of the record date to be established for the merger. Among other things, the merger is conditioned upon the approval of the holders of a majority of the BUCs in the Partnership.

9.  Subsequent Event

The Partnership anticipates raising $2,750,000 on or about May 16, 1996, through the offering of multifamily housing refunding bonds on The Park at Fifty Eight. The bonds are expected to have: (i) an effective interest rate of 6.65%; (ii) an "A" rating by Standard and Poors; and (iii) a 25-year maturity. The Partnership also anticipates that on or about May 16, 1996, it will acquire a 100-unit multifamily housing property located in Chatanooga, Tennessee. The proposed acquisition price of $1,900,000 will be financed from proceeds of the offering of the refunding bonds. Unused proceeds from the offering will be added to the Partnership's reserves.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage loans, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage loan was prepaid in full. At March 31, 1996, the Partnership continued to hold three of these tax-exempt mortgage loans with a carrying value, net of allowance for loan losses, of $31,566,526 and five real estate properties acquired through foreclosure or deed in lieu of foreclosure with a depreciated cost, net of a valuation allowance, of $25,624,048.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at March 31, 1996:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
- -------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            282             95%
Jefferson Place                        Olathe, KS                                          352            342             97%
Avalon Ridge                           Renton, WA                                          356            288             81%
Covey at Fox Valley(1)                 Aurora, IL                                          216            203             94%
The Park at Fifty Eight(1)             Chattanooga, TN                                      96             95             99%
Shelby Heights(1)                      Bristol, TN                                         100             89             89%
Coral Point(1)                         Mesa, AZ                                            336            320             95%
                                                                                     ----------     ----------     -----------
                                                                                         1,752          1,619             92%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      42,627(2)          59%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.

The principal amounts of the tax-exempt mortgage loans do not amortize over their terms. The tax-exempt mortgage loans provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage loans. The base interest payments received on the tax-exempt mortgage loans and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage loans during 1996. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

During the quarter ended March 31, 1996, $36,607 of undistributed income was withdrawn from reserves. The total amount held in reserves at March 31, 1996, was $1,128,057. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

The Partnership believes that cash provided by operating activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                                For the               For the
                                                                                          Quarter Ended         Quarter Ended
                                                                                          Mar. 31, 1996         Mar. 31, 1995
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .1288        $        .1308
	Return of capital                                                                                .0587                 .0567
                                                                                         ---------------       ---------------
                                                                                         $        .1875        $        .1875
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .1875        $        .1875
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage loans in order to establish, when necessary, a valuation reserve on mortgage loans. A reserve for the mortgage loans is established for the difference between the recorded investment in the mortgage loan and the fair value of the underlying collateral. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the underlying collateral for the loans.

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

Internal property valuations and reviews performed during the quarter ended March 31, 1996, indicated that the mortgage loans and real estate recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage loans and real estate owned has generally remained constant since December 31, 1995.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        Mar. 31, 1996       Mar. 31, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage investment income                                             $      594,905      $      693,337      $      (98,432)
Rental income                                                               1,297,401           1,254,529              42,872
Interest income on temporary cash investments                                  11,063              12,605              (1,542)
                                                                       ---------------     ---------------     ---------------
                                                                            1,903,369           1,960,471             (57,102)
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           229,081             191,053              38,028
Real estate operating expenses                                                717,406             599,613             117,793
Depreciation                                                                  308,092             297,385              10,707
                                                                       ---------------     ---------------     ---------------
                                                                            1,254,579           1,088,051             166,528
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      648,790      $      872,420      $     (223,630)
                                                                       ===============     ===============     ===============

Mortgage investment income decreased for the quarter ended March 31, 1996, compared to the same period in 1995 as a result of decreases in the cash flow received from Avalon Ridge of approximately $95,000 and Jefferson Place of approximately $4,000. The decrease in cash flow received from Avalon Ridge was primarily due to a decrease in average occupancy of approximately 5%.

Rental income increased for the quarter ended March 31, 1996, compared to the same period in 1995 due primarily to rental rate increases and higher average occupancy of certain properties acquired by the Partnership in foreclosure. Real estate operating expenses increased for the quarter ended March 31, 1996, compared to the same period in 1995 due primarily to leasing commissions of approximately $85,000 incurred by the Exchange at Palm Bay in connection with leasing additional space to tenants. Depreciation expense increased for the quarter ended March 31, 1996, compared to the same period in 1995 due to continued capital improvements.

The decrease in interest income on temporary cash investments for the quarter ended March 31, 1996, compared to the same period in 1995 is primarily attributable to withdrawals made from Partnership reserves during 1996 to supplement distributions to BUC Holders.

General and administrative expenses increased for the quarter ended March 31, 1996, compared to the same period in 1995. These increases were primarily due to increases in salaries and related expenses and travel expense.

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

Dated:  May 15, 1996          AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND 2 LIMITED PARTNERSHIP

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