Form 10-K405/A
period 1995-12-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1996-05-28
CIK 793245

FORM 10-K/A
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

	                                   PART I

	    Item 1. Business. America First Tax Exempt Mortgage Fund 2 Limited Partnership (the "Registrant" or the "Partnership") was formed as a limited partnership on September 30, 1986, under the Delaware Revised Uniform Limited Partnership Act to acquire a portfolio of federally tax-exempt mortgage bonds to provide construction and/or permanent financing of multifamily residential apartments and commercial properties. The Registrant's business objectives are to provide its investors: (i) safety and preservation of capital; (ii) regular distributions of tax-exempt interest; and, (iii) potential for an enhanced tax-exempt yield as a result of a participation interest in the net cash flow and net capital appreciation of the real estate financed by the Registrant.

	    The Registrant registered a total of 5,350,000 Beneficial Unit Certificates (BUCs) representing assignments of limited partnership interests with the Securities and Exchange Commission and sold a total of 5,245,623 BUCs at $20 per BUC for a total net capital contribution of $97,778,413 after the payment of certain organization and offering costs.

	    The Registrant acquired nine tax-exempt mortgage bonds with an aggregate principal amount equal to $90,765,000.  At December 31, 1995, the Registrant continued to hold three of these mortgage bonds with a carrying value (at estimated fair value) equal to $31,566,526 and five real estate properties acquired in foreclosure or in lieu thereof with a depreciated cost, net of a valuation allowance, of $25,890,570.  The remaining mortgage bond was prepaid by the borrower in 1988.

	    The tax-exempt mortgage bonds that the Registrant acquired were issued by various state and local housing authorities to provide for the construction and/or permanent financing of eight multifamily housing properties and one commercial property located in eight states.  The Registrant subsequently acquired five of the properties through foreclosure or in lieu of foreclosure or through the acquisition of an indirect ownership interest.  Under the terms of the remaining mortgage bonds, the principal amounts do not amortize over their terms.  The mortgage bonds provide for the payment of base interest to the Registrant and for the payment of contingent interest based upon net cash flow and net capital appreciation of the underlying real estate properties.
Therefore, the return to the Registrant depends upon the economic performance of the real estate it owns or which secures its remaining mortgage bonds.  For this reason, the Registrant's investments are dependent on the economic performance of real estate and may be considered to be in competition with other income-producing real estate of the same type in the same geographic areas.

	    A description of the three tax-exempt mortgage bonds held by the Registrant at December 31, 1995, (and the properties collateralizing such bonds) appears in Note 5 of the Notes to Financial Statements filed in response to Item 8 hereof. A description of the real estate acquired by the Registrant appears in Note 6 of the Notes to Financial Statements. For further information regarding these properties, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

	    Item 2.  Properties.  The Registrant had invested in eight mortgage bonds collateralized by first mortgages on multifamily housing properties and one mortgage bond collateralized by a first mortgage on a commercial property.
Foreclosure proceedings and other actions were instituted with respect to five of the properties which has resulted in the Registrant owning or indirectly owning five properties at December 31, 1995.  One mortgage bond was prepaid by the borrower in 1988.  Descriptions of the properties collateralizing mortgage bonds held by the Registrant at December 31, 1995, appear in Note 5 to the
Notes to Financial Statements filed in response to Item 8 hereof, and a description of real estate acquired in settlement of bonds appears in Note 6 to the Notes to Financial Statements filed in response to Item 8 hereof.

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

                                                            For the        For the	    	  For the      		For the      		For the
		                                                       Year Ended	   	Year Ended 		  Year Ended	 	  Year Ended	   	Year Ended
                                                    		Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992		Dec. 31, 1991
                                                      -------------  -------------  -------------  -------------  -------------
Mortgage bond investment income                     	$	  2,234,610 	$	  2,452,200 	$	  2,327,505 	$	  2,190,197 	$  	3,996,198
Rental income		                                          5,116,073 		   4,949,664    		4,566,703    		4,363,746 		   2,939,708
Interest income on temporary cash investments		             55,720 		      37,303 		      43,507 		      64,054 		     104,051
General and administrative expenses		                     (792,300)	    	(689,987)    		(719,720)	    	(757,949)    		(870,591)
Real estate operating expenses		                        (2,359,827)		  (2,397,067)		  (2,268,252)	  	(2,210,411)	  	(1,564,408)
Depreciation		                                          (1,197,490)		  (1,183,588)  		(1,172,244)  		(1,142,482)	    	(835,668)
Provision for losses	on mortgage bonds                        -       		     -       		     -       	(1,000,000)        		-
Provision for losses on real estate acquired		                -            		-            		-      		(1,000,000)		        -
                                                      -------------  -------------  -------------  -------------  -------------
Net income	                                          $   3,056,786 	$	  3,168,525 	$	  2,777,499 	$	    507,155 	$	  3,769,290
                                                      =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	    $         .57 	$	        .60 	$	        .52 	$	        .09 	$	        .71
                                                      =============  =============  =============  =============  =============
Total cash distributions paid or accrued per BUC	    $	      .7500 	$	      .7500 	$	      .7500 	$	      .7500 	$     	1.0594
                                                      =============  =============  =============  =============  =============
Investment in tax-exempt mortgage bonds              $	 31,566,526 	$	 31,566,526 	$ 	31,566,526 	$ 	31,566,526 	$ 	32,566,526
                                                      =============  =============  =============  =============  =============
Real estate acquired in settlement of bonds,
   net of accumulated depreciation and
   valuation allowance	                              $	 25,890,570 	$	 26,770,652 	$ 	27,925,464 	$ 	29,050,935 	$ 	30,999,259
                                                      =============  =============  =============  =============  =============
Total assets	                                        $ 	59,630,449 	$	 60,520,431 	$	 61,328,763 	$ 	62,453,093 	$ 	65,953,167
                                                      =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. At December 31, 1995, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value (at estimated fair value) of $31,566,526 and five real estate properties acquired through foreclosure or deed in lieu of foreclosure with a depreciated cost, net of a valuation allowance, of $25,890,570.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at December 31, 1995:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
- -------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            272             92%
Jefferson Place                        Olathe, KS                                          352            338             96%
Avalon Ridge                           Renton, WA                                          356            280             79%
Covey at Fox Valley(1)                 Aurora, IL                                          216            203             94%
The Park at Fifty Eight(1)             Chattanooga, TN                                      96             95             99%
Shelby Heights(1)                      Bristol, TN                                         100             91             91%
Coral Point(1)                         Mesa, AZ                                            336            325             97%
                                                                                     ----------     ----------     -----------
                                                                                         1,752          1,604             92%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      40,607(2)          56%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage bonds during 1995. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

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
                                                                   ===============       ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds or real estate acquired by the Partnership in order to adjust, when necessary, the carrying values of mortgage bonds and real estate. Mortgage bonds are classified as available-for-sale and are therefore carried at the estimated fair value of the underlying collateral. The valuation allowance on real estate acquired is established for declines in the estimated fair value of each property subsequent to acquisition. The fair value of the underlying collateral for the bonds and the real estate acquired is based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of mortgage bonds and the allowance on real estate are periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds or the real estate acquired.

Based on the foregoing methodology, valuation and reviews performed during 1995 indicated that the mortgage bonds and real estate recorded on the balance sheet at December 31, 1995, required no adjustments to the carrying amounts.

At December 31, 1995, two of the Partnership's three tax-exempt mortgage bonds were classified as nonperforming. The bonds will continue to be classified as nonperforming until such time that the properties collateralizing the mortgage bonds generate sufficient net cash flow to bring the mortgage bonds fully current as to interest payments. The Partnership has a limited amount of influence in controlling the operations of the properties.

Jackson Park Place

Jackson Park Place Apartments, located in Fresno, California, had an average occupancy rate of 96% during 1995 compared to 95% during 1994. Interest of $744,600 earned on the mortgage bond in 1995 and 1994 represents the full amount of base interest due for the respective year. No contingent interest was earned in 1995 or 1994. The net cash flow generated by this property, excluding interest, was approximately $14,000 higher in 1995 compared to 1994.

Jefferson Place

Jefferson Place Apartments, located in Olathe, Kansas, had an average occupancy rate of 97% during 1995 and 1994. Interest is recognized as income on this mortgage bond on a modified cash basis. Interest earned in 1995 was $873,694 compared to $883,159 in 1994 and was approximately $214,000 less than the amount needed to pay the base interest in 1995. The decrease in interest earned from 1995 compared to 1994 was due to a slight decrease in the net cash flow generated by the property, excluding interest.

Avalon Ridge

Avalon Ridge Apartments, located in Renton, Washington, had an average occupancy rate of 84% during 1995 and 1994. Interest is recognized as income on this mortgage bond on a cash basis. Interest earned in 1995 was $616,316 compared to $824,441 in 1994 and was approximately $978,000 less than the amount needed to pay the base interest in 1995. An affiliate of the Partnership's general partner began managing this property in September of 1994. Since that time, the property manager has implemented a plan to improve the tenant profile through more stringent resident qualifications. In addition, management has been working to evict some of the current problem tenants which has resulted in a higher than normal turnover of units. The increase in tenant turnover caused an increase of approximately $175,000 in repairs and maintenance expense and property improvements. The majority of the increase was due to expenses incurred to prepare apartment units for new rentals. In order to attract new tenants, the property manager has had to decrease rental rates which resulted in a decrease in rental income of $137,000 from 1994 to 1995. This decrease in rental income and the $175,000 increase in repairs and maintenance expenses were partially offset by a decrease of $53,000 in other operating expenses, primarily property taxes. Thus, net cash flow generated by the property, excluding interest, decreased approximately $259,000 from 1994 to 1995. Management believes that its efforts will improve future operating results of the property.

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

                                                                              For the             For the             For the
                                                                           Year Ended          Year Ended          Year Ended
                                                                        Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                       $     2,234,610     $     2,452,200     $     2,327,505
Rental income                                                               5,116,073           4,949,664           4,566,703
Interest income on temporary cash investments                                  55,720              37,303              43,507
                                                                       ---------------     ---------------     ---------------
                                                                            7,406,403           7,439,167           6,937,715
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           792,300             689,987             719,720
Real estate operating expenses                                              2,359,827           2,397,067           2,268,252
Depreciation                                                                1,197,490           1,183,588           1,172,244
                                                                       ---------------     ---------------     ---------------
                                                                            4,349,617           4,270,642           4,160,216
                                                                       ---------------     ---------------     ---------------
Net income                                                            $     3,056,786     $     3,168,525     $     2,777,499
                                                                       ===============     ===============     ===============

                                                                             Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                            From 1994           From 1993
                                                                       ---------------     ---------------
Mortgage bond investment income                                       $      (217,590)    $       124,695
Rental income                                                                 166,409             382,961
Interest income on temporary cash investments                                  18,417              (6,204)
                                                                       ---------------     ---------------
                                                                              (32,764)            501,452
                                                                       ---------------     ---------------
General and administrative expenses                                           102,313             (29,733)
Real estate operating expenses                                                (37,240)            128,815
Depreciation                                                                   13,902              11,344
                                                                       ---------------     ---------------
                                                                               78,975             110,426
                                                                       ---------------     ---------------
Net income                                                            $      (111,739)    $       391,026
                                                                       ===============     ===============

Mortgage bond investment income decreased $217,590 from 1994 to 1995 as a result of decreases in the cash flow received from Avalon Ridge of $208,125 and Jefferson Place of $9,465. The decrease in the cash flow received from Avalon Ridge was primarily due to increases in repairs and maintenance expenses and property improvements and to a decrease in rental income. Mortgage bond investment income increased $124,695 from 1993 to 1994. This increase was a result of an increase in the cash flow received from Jefferson Place of $150,423 offset by a decrease in cash flow received from Avalon Ridge of $25,728. See the discussion of each property in the Asset Quality section for additional information.

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

The table below segregates the results of operations for the Partnership's real estate operations and tax-exempt mortgage bond investments activities for each year shown.

		                                                                            For the 		          For the		           For the
		                                                                         Year Ended		        Year Ended		        Year Ended
		                                                                      Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
                                                                       ---------------     ---------------     ---------------
Real estate operations:
	Rental income	                                                      $	     5,116,073	    $	    4,949,664	    $	    4,566,703
	Operating expenses		                                                      (2,359,827)		       (2,397,067)		       (2,268,252)
	Depreciation		                                                            (1,197,490)		       (1,183,588)		       (1,172,244)
                                                                       ---------------     ---------------     ---------------
			                                                                         1,558,756		         1,369,009		         1,126,207
                                                                       ---------------     ---------------     ---------------
Tax-exempt mortgage bonds investments:
	Mortgage bond investment income		                                          2,234,610		         2,452,200		         2,327,505
                                                                       ---------------     ---------------     ---------------
Interest income on temporary cash investments                                  55,720		            37,303		            43,507
General and administrative expenses		                                        (792,300)		         (689,987)		         (719,720)
                                                                       ---------------     ---------------     ---------------
Net income	                                                           $	    3,056,786	    $	    3,168,525	    $	    2,777,499
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

    Name                    Position Held                 Position Held Since
- -----------------------   --------------------------   -----------------------
Michael B. Yanney	        Chairman of the Board,	                 1987
	                         President, Chief Executive
	                         Officer and Manager
Michael Thesing	          Vice President, Secretary,	             1987
	                         Treasurer and Manager
William S. Carter, M.D.	  Manager	                                1994
George Kubat	             Manager	                                1994
Martin Massengale	        Manager	                                1994
Alan Baer	                Manager	                                1994
Gail Walling Yanney	      Manager	                                1996

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

     The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of America First Companies L.L.C.. Such employee has a nominal interest in America First Companies L.L.C.. AFCA and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Registrant and the mortgage bond. The general partner received no cash distributions from the property partnership in 1995.

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

		           1. Independent Auditors' Report dated January 26, 1996.

		              Balance Sheet of Jefferson as of December 31, 1995.

		              Statement of Income of Jefferson for the year ended December
                31, 1995.

		              Statement of Changes in Partners' Equity (Deficit) of
                Jefferson for the year ended  December 31, 1995.

		              Statement of Cash Flows of Jefferson for the year ended
                December 31, 1995.

		              Notes to Financial Statements of Jefferson.

		           2. Independent Accountants' Report dated January 27, 1995.

		              Balance Sheets of Jefferson as of December 31, 1994, and
                December 31, 1993.

		              Statements of Operations of Jefferson for the years ended
                December 31, 1994, and December 31, 1993.

		              Statements of Partners' Deficit of Jefferson for the years ended December 31, 1994, and December 31, 1993.

		              Statements of Cash Flows of Jefferson for the years ended
                December 31, 1994, and December 31, 1993.

		              Notes to Financial Statements of Jefferson.

		           C.	Financial Statements of Sunpointe Associates Limited
     Partnership ("Sunpointe").  The following financial statements of
     Sunpointe are included in response to Item 8 of this report:

		           Independent Auditors' Report dated April 30, 1996.

		           Balance Sheet of Sunpointe as of December 31, 1995.

		           Statement of Income of Sunpointe for the year ended December
             31, 1995.

		           Statement of Changes in Partners' Equity (Deficit) of Sunpointe
             for the year ended December 31, 1995.

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

As discussed in Note 10, the Partnership has restated its 1994 and 1995 financial statements to present the tax-exempt mortgage bonds as debt securities rather than loans.



Omaha, Nebraska
March 22, 1996, except for Notes 9 and 10            Coopers & Lybrand L.L.P.
for which the date is May 21, 1996





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



Omaha, Nebraska
March 22, 1996                                       Coopers & Lybrand L.L.P.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                        $    1,912,560      $    1,969,975
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Real estate acquired in settlement of bonds, net of
  accumulated depreciation and valuation allowance (Note 6)                                     25,890,570          26,770,652
 Interest receivable                                                                               196,601             189,166
 Other assets                                                                                       64,192              24,112
                                                                                             --------------      --------------
                                                                                            $   59,630,449      $   60,520,431
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $      683,013      $      655,824
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                 1,014,176             986,987
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,553               4,750
  Beneficial Unit Certificate Holders
  ($11.17 per BUC in 1995 and $11.35 in 1994)                                                   58,608,720          59,528,694
                                                                                             --------------      --------------
                                                                                                58,616,273          59,533,444
                                                                                             --------------      --------------
                                                                                            $   59,630,449      $   60,520,431
                                                                                             ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                                For the             For the             For the
                                                                             Year Ended          Year Ended          Year Ended
                                                                          Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                         --------------      --------------      --------------
Income
 Mortgage bond investment income (Note 5)                               $    2,234,610      $    2,452,200      $    2,327,505
 Rental income                                                               5,116,073           4,949,664           4,566,703
 Interest income on temporary cash investments                                  55,720              37,303              43,507
                                                                         --------------      --------------      --------------
                                                                             7,406,403           7,439,167           6,937,715
                                                                         --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 7)                                  792,300             689,987             719,720
 Real estate operating expenses                                              2,359,827           2,397,067           2,268,252
 Depreciation                                                                1,197,490           1,183,588           1,172,244
                                                                         --------------      --------------      --------------
                                                                             4,349,617           4,270,642           4,160,216
                                                                         --------------      --------------      --------------
Net income                                                              $    3,056,786      $    3,168,525      $    2,777,499
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       42,543      $       43,521      $       39,497
 BUC Holders                                                                 3,014,243           3,125,004           2,738,002
                                                                         --------------      --------------      --------------
                                                                        $    3,056,786      $    3,168,525      $    2,777,499
                                                                         ==============      ==============      ==============
Net income per BUC                                                      $          .57      $          .60      $          .52
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                                                          Beneficial Unit
                                                                             General          Certificate
                                                                             Partner              Holders               Total
                                                                       --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding losses):
 Balance at December 31, 1992                                          $          527     $     61,534,122     $    61,534,649
 Net income                                                                    39,497            2,738,002           2,777,499
 Cash distributions paid or accrued (Note 3)
  Income                                                                      (39,055)          (2,694,205)         (2,733,260)
  Return of capital                                                              -              (1,240,012)         (1,240,012)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1993                                                     969           60,337,907          60,338,876
 Net income                                                                    43,521            3,125,004           3,168,525
 Cumulative effect of adopting SFAS 115:
  Unrealized losses on mortgage bonds available-for-sale (Note 2B)               -               8,748,474           8,748,474
 Cash distributions paid or accrued (Note 3)
  Income                                                                      (39,740)          (2,750,629)         (2,790,369)
  Return of capital                                                              -              (1,183,588)         (1,183,588)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1994                                                   4,750           68,277,168          68,281,918
 Net income                                                                    42,543            3,014,243           3,056,786
 Cash distributions paid or accrued (Note 3)
  Income                                                                      (39,740)          (2,736,727)         (2,776,467)
  Return of capital                                                              -              (1,197,490)         (1,197,490)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1995                                                   7,553           67,357,194          67,364,747
                                                                        --------------     ----------------     ---------------
 Net unrealized holding losses:
  Cumulative effect of adopting SFAS 115:
   Unrealized losses on mortgage bonds available-for-sale (Note 2B)              -              (8,748,474)         (8,748,474)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1994 and 1995                                           -              (8,748,474)         (8,748,474)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1995                                          $        7,553     $     58,608,720     $    58,616,273
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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

1. Organization

America First Tax Exempt Mortgage Fund 2 Limited Partnership (the Partnership) was formed on September 30, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally tax-exempt mortgage bonds collateralized by income-producing real estate, including multifamily residential apartments and commercial properties. The Partnership will terminate on December 31, 2016, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Four (AFCA
4).

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

 B) Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $8,748,474 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value.

    The carrying value of tax-exempt mortgage bonds is adjusted when there are significant changes in the estimated net realizable value of the underlying collateral (see Note 2E).

    Accrual of mortgage bond investment income is excluded from income when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

 C) Real Estate Acquired in Settlement of Bonds
    Property acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of the unpaid bond balance or estimated net realizable value at the date of acquisition.

 D) Valuation Allowance on Real Estate Acquired
    The valuation allowance on real estate acquired is a valuation reserve which has been established for declines in the estimated fair value of each property subsequent to acquisition (see Note 2E).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

 E) Fair Value of Tax-Exempt Mortgage Bond Collateral and Real Estate Acquired The fair value of the collateral for the tax-exempt mortgage bonds and the real estate acquired is based on management's best estimate of the net realizable value of the properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to the Partnership by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The carrying value of the bonds and the allowance on real estate acquired are periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the tax-exempt mortgage bonds or the real estate acquired.

 F) Depreciation
    Depreciation of real estate acquired in settlement of bonds is based on the estimated useful life of the property (27-1/2 years or 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements is based on the term of the related lease agreement using the straight-line method.

 G) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $11,731,916 and $11,635,996 at December 31, 1995, and December 31, 1994, respectively.

 H) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 I) Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (5,245,623) for all years presented.

 J) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Partnership plans to adopt this Statement in 1996 and anticipates that the adoption of this Statement will not have a material impact on the financial statements.

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

The portion of Net Residual Proceeds, as defined in the Limited Partnership Agreement, representing a return of principal will be distributed 100% to the BUC Holders. The portion of Net Residual Proceeds representing contingent interest will be distributed 100% to the BUC Holders until the BUC Holders have received distributions from all sources which represent a return of $20 per BUC plus an amount equal to a cumulative, noncompounded annual return of 10% on their Adjusted Capital Contributions. Any remaining Net Residual Proceeds representing contingent interest will be distributed 100% to AFCA 4 until the amount so distributed is equal to 10% of the Net Residual Proceeds representing contingent interest distributed to all parties. Thereafter, any remaining Net Residual Proceeds representing contingent interest will be distributed 1% to BUC Holders and 99% to AFCA 4 until AFCA 4 receives an amount equal to .25% per annum of the outstanding principal amount of the mortgage bonds for each year beginning January 1, 1989, and thereafter, 90% to the BUC Holders and 10% to AFCA 4.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,118,898 at December 31, 1995. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership.

5. Investment in Tax-Exempt Mortgage Bonds

The mortgage bonds are issued by various state and local governments, their agencies and authorities to finance the construction and/or permanent financing of income-producing real estate properties. However, the mortgage bonds do not constitute an obligation of any state or local government, agency or authority and no state or local government, agency or authority is liable on them, nor is the taxing power of any state or local government pledged to the payment of principal or interest on the mortgage bonds. The mortgage bonds are nonrecourse obligations of the respective owners of the properties. The sole source of funds to pay principal and interest on the mortgage bonds is the net cash flow or the sale or refinancing proceeds from the properties. Each mortgage bond, however, is collateralized by a first mortgage on all real and personal property included in the related property and an assignment of rents.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

The mortgage bonds provide for the payment of base interest and for the payment of additional contingent interest out of a portion of the net cash flow of the properties, and out of a portion of the sale or refinancing proceeds from a property, subject to various priority payments. The principal of the mortgage bonds will not be amortized during the terms of the mortgage bonds, but will be required to be repaid in lump sum payments at the expiration of their terms. The Partnership has the right to require prepayment of any mortgage bond at any time after the tenth year of such mortgage bond and each mortgage bond will be prepaid to the Partnership by its terms on the first day of its thirteenth year. The mortgage bonds are due and payable upon the sale of a property. Accordingly, the Partnership does not expect to hold any mortgage bond for more than 12 years and has classified all such bonds as available-for-sale. The Partnership may waive compliance with any of the terms of the mortgage bonds.

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at December 31, 1995, are as follows:

                                                                                                     Carrying
                                                                                    Base            Amount of           Income
                                                        Number       Maturity   Interest             Bonds at           Earned
  Property Name                     Location          of Units   	       Date       Rate(1)     Dec. 31, 1995          in 1995
  -----------------------------     ---------------   --------   -------------   --------    -----------------     ------------
  Performing:
   Jackson Park Place               Fresno, CA           296          09/01/11      8.5%    $       8,760,000     $    744,600
                                                                                             -----------------     ------------
  Nonperforming:(2)
   Jefferson Place                  Olathe, KS           352          12/01/10      8.5%           12,800,000          873,694
   Avalon Ridge                     Renton, WA           356          09/01/11      8.5%           18,755,000          616,316
                                                                                             -----------------     ------------
                                                                                                   31,555,000        1,490,010
                                                                                             -----------------     ------------
                                                                                                   40,315,000     $  2,234,610
  Unrealized holding losses                                                                        (8,748,474)     ============
                                                                                             -----------------
  Balance at December 31, 1995 (at estimated fair value)                                    $      31,566,526
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

  (2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds was $1,192,165 for 1995, $974,575 for 1994, and $1,099,270 for 1993.

 									                                                                    For the		           For the		           For the
									                                                                  Year Ended	        	Year Ended	        	Year Ended
									                                                               Dec. 31, 1995		     Dec. 31, 1994		     Dec. 31, 1993
													                                                          ---------------     ---------------     ---------------
Reconciliation of the carrying amounts of the
 mortgage bonds is as follows:
 	Balance at beginning and end of year						                          $	   40,315,000 	   $   	40,315,000 	   $	   40,315,000
													                                                          ===============     ===============     ===============
The following summarizes the activity in the
 unrealized holding losses:
	 Balance at beginning and end of year							                         $	    8,748,474 	   $	    8,748,474 	   $	    8,748,474
                                                                       ===============     ===============     ===============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Unaudited combined condensed financial information of the properties collateralizing the Partnership's investment in tax-exempt mortgage bonds is as follows:

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
                                                                           ===============

6. Real Estate Acquired in Settlement of Bonds

Real estate acquired in settlement of bonds at December 31, 1995, is comprised of the following:

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

The general partner of the property partnership which owns Jefferson Place is principally owned by an employee of an affiliate of AFCA 4. Such employee has a nominal interest in the affiliate. AFCA 4 and an affiliated mortgage fund also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership and the mortgage bond. The general partner received no cash distributions from the partnership in 1995, 1994, or 1993.

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

9.  Subsequent Event

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

10.  Restatement

The tax-exempt mortgage bonds were previously accounted for as loans. However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, the 1994 and 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $8,748,474 of unrealized losses as a separate component of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

Schedule III

TAX EXEMPT MORTGAGE FUND 2
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994

								                                                                                                  Costs Capitalized
					                                                                            Initial Cost			              Subsequent
                             Description			 		                                  to Partnership			           to Acquisition
- ------------------------------------------------------------------------   -------------------------   ------------------------
                                                                                    		 				Building	      Building
						                                                                                       and	           and		      Carrying
Property	                  Location	          # of Units	   Encumbrances	        Land	 	 Improvements	  Improvements	 	   Costs
- ------------------------   ---------------   ------------   ------------   -----------   ------------   ------------   --------
Covey at Fox Valley	       Aurora, IL	          216 	            (a)	     $ 1,320,000  	$ 11,090,000 	 $       -      $   -
The Exchange at Palm Bay	  Palm Bay, FL	     72,002 sq ft	       (a)	       1,150,318  		  4,349,682 	      339,823 	 	   -
The Park at Fifty Eight	   Chattanooga, TN	      96 	            (a)	         135,000  		  2,553,474 	         -         	-
Shelby Heights	            Bristol, TN	         100 	            (a)	         175,000  		  3,275,000 	         -         	-
Coral Point	               Mesa, AZ	            336 	            (a)	       2,240,000  		  8,960,000 	         -         	-
                                                                           -----------   ------------   ------------   --------
				                                                                      $ 5,020,318   $ 30,228,156	  $    339,823		 $   -
																                                                           ===========   ============   ============   ========

                               Gross Amount at December 31, 1994
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	          (b)	           (c)	   Construction	  Acquired	   is Computed
- ------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	      $ 1,320,000  	$ 11,090,000 	 $ 12,410,000 	 $  2,419,632  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,150,318  	   4,689,505 	    5,839,823 	    1,034,322  	      1988	       1990	     31.5 years
The Park at Fifty Eight	      135,000  	   2,553,474 	    2,688,474 	      340,464  	      1987	       1991	     27.5 years
Shelby Heights	               175,000  	   3,275,000 	    3,450,000 	      421,781  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,101,446  	      1987	       1991	     27.5 years
                           -----------   ------------   ------------   ------------
				                      $ 5,020,318	  $ 30,567,979	  $ 35,588,297	  $  5,317,645
																           ===========   ============   ============   ============

(a) 	The Partnership has no encumbrances against these properties.
(b) 	Reconciliation of Real Estate:

                                 		        		1994
                                   ---------------
Balance - beginning of year			    $    35,559,521
Acquisitions			                              -
Improvements			                            28,776
Carrying costs			                            -
                                   ---------------
Balance - end of year			          $    35,588,297
									                          ===============

(c) 	Reconciliation of Accumulated Depreciation:

				                                         1994
                                   ---------------
Balance - beginning of year			    $     4,134,057
Depreciation expense			                 1,183,588
                                   ---------------
Balance - end of year			          $     5,317,645
                                   ===============




Schedule III

TAX EXEMPT MORTGAGE FUND 2
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995


								                                                                                                  Costs Capitalized
					                                                                            Initial Cost			              Subsequent
                             Description			 		                                  to Partnership			           to Acquisition
- ------------------------------------------------------------------------   -------------------------   ------------------------
                                                                                    		 				Building	      Building
						                                                                                       and	           and		      Carrying
Property	                  Location	          # of Units	   Encumbrances	        Land	 	 Improvements	  Improvements	 	   Costs
- ------------------------   ---------------   ------------   ------------   -----------   ------------   ------------   --------
Covey at Fox Valley	       Aurora, IL	          216 	            (a)	     $ 1,320,000  	$ 11,090,000 	 $       -      $   -
The Exchange at Palm Bay	  Palm Bay, FL	     72,002 sq ft	       (a)	       1,150,318  		  4,349,682 	      657,231 	 	   -
The Park at Fifty Eight	   Chattanooga, TN	      96 	            (a)	         135,000  		  2,553,474 	         -         	-
Shelby Heights	            Bristol, TN	         100 	            (a)	         175,000  		  3,275,000 	         -         	-
Coral Point	               Mesa, AZ	            336 	            (a)	       2,240,000  		  8,960,000 	         -         	-
                                                                           -----------   ------------   ------------   --------
				                                                                      $ 5,020,318   $ 30,228,156	  $    657,231		 $   -
																                                                           ===========   ============   ============   ========

                               Gross Amount at December 31, 1995
                           -----------------------------------------
                                           Building		                  Accumulated			                                  Which
						                                       and	             Total	  Depreciation	        Date of	      Date   Depreciation
Property	                        Land	   Improvements	          (b)	           (c)	   Construction	  Acquired	   is Computed
- ------------------------   -----------   ------------   ------------   ------------   ------------   --------   ------------
Covey at Fox Valley	      $ 1,320,000  	$ 11,090,000 	 $ 12,410,000 	 $  2,822,904  	      1989	       1989	     27.5 years
The Exchange at Palm Bay	   1,150,318  	   5,006,913 	    6,157,231 	    1,290,777  	      1988	       1990	     31.5 years
The Park at Fifty Eight	      135,000  	   2,553,474 	    2,688,474 	      433,318  	      1987	       1991	     27.5 years
Shelby Heights	               175,000  	   3,275,000 	    3,450,000 	      540,872  	      1987	       1991	     27.5 years
Coral Point	                2,240,000  	   8,960,000 	   11,200,000 	    1,427,264  	      1987	       1991	     27.5 years
                           -----------   ------------   ------------   ------------
				                      $ 5,020,318	  $ 30,885,387	  $ 35,905,705	  $  6,515,135
																           ===========   ============   ============   ============

(a) 	The Partnership has no encumbrances against these properties.
(b) 	Reconciliation of Real Estate:

                                 		        		1995
                                   ---------------
Balance - beginning of year			    $    35,588,297
Acquisitions			                              -
Improvements			                           317,408
Carrying costs			                            -
                                   ---------------
Balance - end of year			          $    35,905,705
									                          ===============

(c) 	Reconciliation of Accumulated Depreciation:

				                                         1995
                                   ---------------
Balance - beginning of year			    $     5,317,645
Depreciation expense			                 1,197,490
                                   ---------------
Balance - end of year			          $     6,515,135
                                   ===============














                            JEFFERSON PLACE, L.P.
                      (A Missouri Limited Partnership)

                            FINANCIAL STATEMENTS

                             DECEMBER 31, 1995





























































                               TABLE OF CONTENTS

                                                                         PAGE


AUDITORS' REPORT		                                                         1

FINANCIAL STATEMENTS

 BALANCE SHEET		                                                           2

 STATEMENT OF INCOME		                                                     3

 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)		                      4

 STATEMENT OF CASH FLOWS		                                                 5

NOTES TO FINANCIAL STATEMENTS		                                          6-9



























































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



St. Louis, Missouri                  Mueller, Prost, Purk & Willbrand, P.C.
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

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1995

		                                                                              Limited Partners
                                          -------------------------------------------------------------------------------------
		                                          Special	      Class A
                               	General	    Limited	      Limited
	                               Partner	    Partner	      Partner		             Class B Limited Partners
                            -----------  ---------- -------------- ----------------------------------------------
	                                          	Liberty	       Liberty				                                     Chase	        Total
	                                   JHC	 Associates	    Tax Credit	 DRI Equity	   Mark D.	  Susan L.	 Properties,	     Limited
	                           Corporation	   IV, L.P.	Plus III, L.P.	Corporation	     Rose	      Rose	         Inc.	    Partners
                            -----------  ---------- -------------- -----------  ---------  --------- ------------  ------------
Balance, December 31, 1994		$  (52,718)	$  (52,718)	$  (3,781,735)	$    78,470	$(280,988)	$(280,988)	$(5,001,592) $ (9,319,551)

Net Loss for the Year				      (10,691)			 (10,691)			   (908,743)		   	(1,390)		 (6,949)		  (6,949)		  (123,696)		 (1,058,418)
                             ----------  ----------  -------------  ----------- ---------  ---------  -----------  ------------

Balance, December 31, 1995		$		(63,409)	$		(63,409)	$		(4,690,478)	$  		77,080	$(287,937)	$(287,937)	$(5,125,288)	$(10,377,969)
                             ==========  ==========  =============  =========== =========  =========  ===========  ============
Partners' Percentage of
   Partnership losses 		          1.00%	     	1.00%		       85.00%		      0.13%	    0.65%		    0.65%		     11.57%		      99.00%
                             =========   =========   ============   ==========  ========   ========   ==========   ===========

                                    Total
	                                Partners'
                                  Deficit
                             -------------
Balance, December 31, 1994		$  (9,372,269)

Net Loss for the Year				   	 	(1,069,109)
                             -------------

Balance, December 31, 1995		$ (10,441,378)
                             =============
Partners' Percentage of
   Partnership losses 		           100.00%
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

JEFFERSON PLACE, L.P.
(a Missouri Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 10	GOING CONCERN CONSIDERATIONS

The Partnership's operations have produced a cumulative deficit of $10,441,378 since commencement of rental operations in 1985, as well as recurring operating losses. The considerations raise substantial doubt about the Partnership's ability to continue as a going concern. Management has addressed this concern by implementing an operating plan designed to reposition the Project and substantially increase long-term cash flow from operations. This plan includes: (1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the Project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, management is also considering reissuance of the bonds at lower interest rates so that the Project can support monthly interest payments.

                            JEFFERSON PLACE, L.P.


                             REPORT ON AUDIT OF
                            FINANCIAL STATEMENTS
                            for the years ended
                         December 31, 1994 and 1993

























































                      REPORT OF INDEPENDENT ACCOUNTANTS


The Partners
Jefferson Place, L.P.

We have audited the accompanying balance sheet of Jefferson Place, L.P. (a Missouri limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Notes 3 and 8 to the financial statements, the holder of the mortgage note payable of Jefferson Place, L.P. has agreed not to declare a default under the terms of the mortgage note.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Place, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Omaha, Nebraska                                      Coopers & Lybrand L.L.P.
January 27, 1995

                            JEFFERSON PLACE, L.P.
                               BALANCE SHEETS
                         December 31, 1994 and 1993



ASSETS                                                                1994                1993
                                                            ---------------     ---------------
Current assets:
  Cash                                                      $       93,152      $       89,236
  Accounts receivable                                                1,110               4,544
  Property tax refund receivable                                     8,138                -
  Prepaid expenses and deposits                                     24,191               2,250
                                                            ---------------     ---------------
          Total current assets                                     126,591              96,030
                                                            ---------------     ---------------
Restricted deposits and funded reserves:
  Taxes and insurance escrow                                        36,289              70,877
                                                            ---------------     ---------------
          Total restricted deposits and funded reserves             36,289              70,877
                                                            ---------------     ---------------
Property and equipment:
  Land                                                             339,063             339,063
  Buildings                                                     10,894,464          10,894,464
  Equipment                                                        398,521             398,521
                                                            ---------------     ---------------
                                                                11,632,048          11,632,048

  Less accumulated depreciation                                  4,942,476           4,364,741
                                                            ---------------     ---------------
          Net property and equipment                             6,689,572           7,267,307
                                                            ---------------     ---------------
                                                            $    6,852,452      $    7,434,214
                                                            ===============     ===============
LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
  Accounts payable                                          $       18,603              38,863
  Accrued real estate taxes                                         47,325              45,373
  Interest payable                                               2,704,349           2,338,899
  Prepaid tenant rent                                                4,338                -
                                                            ---------------     ---------------
          Total current liabilities                              2,774,615           2,423,135

Tenant security deposits                                            48,687              42,753

Mortgage notes payable                                          12,800,000          12,800,000

Accrued administrative fees                                        601,419             524,619
                                                            ---------------     ---------------
          Total liabilities                                     16,224,721          15,790,507
                                                            ---------------     ---------------
Partners' deficit:
  General partner                                                  (52,718)            (42,558)
  Limited partners                                              (9,319,551)         (8,313,735)
                                                            ---------------     ---------------
          Total partners' deficit                               (9,372,269)         (8,356,293)
                                                            ---------------     ---------------
                                                            $    6,852,452      $    7,434,214
                                                            ===============     ===============

                    The accompanying notes are an integral part
                          of the financial statements.

                              JEFFERSON PLACE, L.P.
                            STATEMENTS OF OPERATIONS
                  for the years ended December 31, 1994 and 1993




                                                                      1994                1993
                                                            ---------------     ---------------
Revenues:
  Rental income                                             $    1,555,912           1,434,434
  Interest income                                                    5,804               4,367
  Other income                                                     123,662              73,290
  Income from forfeited security deposits                           15,248              13,508
                                                            ---------------     ---------------
          Total revenues                                         1,700,626           1,525,599
                                                            ---------------     ---------------
Expenses:
  Operating expenses:
    Salaries                                                       172,412             173,323
    Real estate taxes                                               94,649              86,076
    Personal property taxes                                           -                  1,315
    Insurance                                                       25,083              20,218
    Utilities                                                      133,614             135,903
    Legal and other professional                                     9,704              19,115
    Advertising and promotional                                     35,100              45,125
                                                            ---------------     ---------------
          Total operating expenses                                 470,562             481,075
                                                            ---------------     ---------------
Maintenance expenses:
  Repairs                                                            2,450              12,340
  Security                                                           5,987                -
  Maintenance                                                      167,680             162,280
  Cleaning                                                           7,775              10,999
  Supplies                                                          34,376              28,881
                                                            ---------------     ---------------
          Total maintenance expenses                               218,268             214,500
                                                            ---------------     ---------------
Management expense:
  Administrative and office                                         25,608              24,268
  Management fees                                                   75,215              55,238
                                                            ---------------     ---------------
          Total management expenses                                100,823              79,506
                                                            ---------------     ---------------
Mortgage interest                                                1,260,414           1,237,180
                                                            ---------------     ---------------
Other expenses:
  Administrative fees                                               88,800              88,800
  Depreciation                                                     577,735             578,396
                                                            ---------------     ---------------
          Total other expenses                                     666,535             667,196
                                                            ---------------     ---------------
          Total expenses                                         2,716,602           2,679,457
                                                            ---------------     ---------------
          Net loss                                          $   (1,015,976)     $   (1,153,858)
                                                            ===============     ===============



                    The accompanying notes are an integral part
                          of the financial statements.

                             JEFFERSON PLACE, L.P.
                        STATEMENTS OF PARTNERS' DEFICIT
                 for the years ended December 31, 1994 and 1993


		                                                                              Limited Partners
                                          -------------------------------------------------------------------------------------
		                                          Special	      Class A
                               	General	    Limited	      Limited
	                               Partner	    Partner	      Partner		             Class B Limited Partners
                            -----------  ---------- -------------- ----------------------------------------------
	                                          	Liberty	       Liberty				                                     Chase	        Total
	                                   JHC	 Associates	    Tax Credit	 DRI Equity	   Mark D.	  Susan L.	 Properties,	     Limited
	                           Corporation	   IV, L.P.	Plus III, L.P.	Corporation	     Rose	      Rose	         Inc.	    Partners
                            -----------  ---------- -------------- -----------  ---------  --------- ------------  ------------
Balance (deficit) at
 December 31, 1992		       $   (31,019)	$  (31,019)	$  (1,937,376)	$    81,290	$(266,884)	$(266,884)	$(4,750,543) $ (7,171,416)

Net Loss             				      (11,539)			 (11,539)			   (980,779)		   	(1,500)		 (7,500)		  (7,500)		  (133,501)		 (1,142,319)
                            -----------  ----------  -------------  ----------- ---------  ---------  -----------  ------------
Balance (deficit) at
 December 31, 1993		         		(42,558)	 		(42,558)	 		(2,918,155)	   		79,790	 (274,384)	 (274,384)	 (4,884,044)	  (8,313,735)

Net Loss                       (10,160)    (10,160)      (863,580)      (1,320)   (6,604)    (6,604)    (117,548)   (1,005,816)
                            -----------  ----------  -------------  ----------- ---------  ---------  -----------  ------------
Balance (deficit) at
 December 31, 1994         $   (52,718) $  (52,718) $  (3,781,735) $    78,470 $(280,988) $(280,988) $(5,001,592) $ (9,319,551)
                            ===========  ==========  =============  =========== =========  =========  ===========  ============
Partners' Percentage of
   Partnership losses 		          1.00%	     	1.00%		       85.00%		      0.13%	    0.65%		    0.65%		     11.57%		      99.00%
                            ==========   =========   ============   ==========  ========   ========   ==========   ===========

                                    Total
	                                Partners'
                                  Deficit
                             -------------
Balance (deficit) at
 December 31, 1992		        $  (7,202,435)

Net Loss             				   	 	(1,153,858)
                             -------------
Balance (deficit) at
 December 31, 1993		           (8,356,293)

Net Loss                       (1,015,976)
                             -------------
Balance (deficit) at
 December 31, 1994          $  (9,372,269)
                             =============
Partners' Percentage of
   Partnership losses 		           100.00%
                             ============




                    The accompanying notes are an integral part
                           of the financial statements.

                              JEFFERSON PLACE, L.P.
                            STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1994 and 1993




                                                                      1994                1993
                                                            ---------------     ---------------
Cash flows from operating activities:
  Net loss                                                  $   (1,015,976)     $   (1,153,858)
                                                            ---------------     ---------------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                                 577,735             578,396
      Decrease (increase) in:
        Accounts receivable                                          3,434               3,791
        Property tax refund receivable                              (8,138)               -
        Taxes and insurance escrow                                  34,588               6,751
        Other assets                                               (21,941)               -
      Increase (decrease) in:
        Accounts payable                                           (20,260)              4,457
        Accrued real estate taxes                                    1,952             (11,694)
        Interest payable                                           365,450             521,503
        Prepaid tenant rent                                          4,338                -
        Tenant security deposits                                     5,934               7,857
        Accrued administrative fees                                 76,800              75,800
                                                            ---------------     ---------------
           Total adjustments                                       985,304           1,180,110
                                                            ---------------     ---------------
           Net cash provided by operating activities
            and net change in cash                                   3,916              33,003
                                                            ---------------     ---------------
Cash at beginning of year                                           89,236              56,233
                                                            ---------------     ---------------
Cash at end of year                                         $       93,152              89,236
                                                            ===============     ===============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                    $      894,964             715,677
                                                            ===============     ===============



















                    The accompanying notes are an integral part
                           of the financial statements.











                              JEFFERSON PLACE, L.P.
                          NOTES TO FINANCIAL STATEMENTS



1. Accounting Policies:

   The following is a summary of significant accounting policies followed in the preparation of these financial statements.

   (a) Nature of Business:
       Jefferson Place, L.P. (the Partnership) is a Missouri limited partnership which was formed on April 18, 1985. Pursuant to the terms of the original certificate of limited partnership, the Partnership will continue for 31 years unless sooner terminated. The purpose of the Partnership is to operate a 352-unit low to moderate income housing apartment complex located in Olathe, Kansas (the Project).

       On October 1, 1990, the Partnership was reorganized. The general partner withdrew and J.H.C. Corp. was admitted as the new general partner and several new limited partners were admitted (see Note 3).
       The agreement also provides for, among other items, special allocations of cash distributions, profits and losses in the event of sale or refinancing of the property, as well as the distribution of any tax credits and restrictions regarding transferability or disposition of a partner's interest.

   (b) Basis of Accounting:
       The financial statements are prepared on the accrual basis and include only those assets, liabilities and the results of operations which relate to the Jefferson Place, L.P. The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

   (c) Revenue Recognition:
       Rent revenue is recognized when earned. Tenant security deposits are recognized as liabilities until forfeited by the tenant.

   (d) Property and Equipment:
       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets as follows:

                                            Life
                                           (Years)                 Method
                                           -------              -------------
       Buildings                              19                Straight-line
       Equipment                             5-7                Straight-line

       Maintenance and repairs are expensed as incurred; expenditures that result in enhancement of the value of the assets are capitalized.

   (e) Income Taxes:
       No income tax provision has been included in the financial statements since income and loss of the Partnership is required to be reported by the respective partners on their income tax returns. The qualification of the Partnership as such for tax purposes and amounts of the Partnership losses are subject to audit by taxing authorities. If such examinations result in changes to the Partnership qualification or Partnership losses, the partners' tax liability would be changed accordingly.

   (f) Reclassifications:
       Certain amounts from the prior year have been reclassified to conform to the current year presentation.

2. Taxes and Insurance Escrow:

   The taxes and insurance escrow consists of money market funds held in a segregated account. These funds are carried at cost, which approximates market. Disbursements from the escrow are for real estate taxes and insurance premiums. Interest earned on the funds is transferred to operating cash quarterly.




                              JEFFERSON PLACE, L.P.
                     NOTES TO FINANCIAL STATEMENTS, CONTINUED



3. Mortgage Notes Payable:

   The Partnership financed the construction of the Project with Multi-family
   Housing Revenue Notes issued by the City of Olathe, Kansas in the face amount of $12,800,000. On December 1, 1986, the Notes were purchased by America First Tax-Exempt Mortgage Fund 2 Limited Partnership (America
   First). The Notes are nonrecourse obligations of the owners of the Project and the Partnership. The Notes do not constitute an obligation of the City of Olathe, Kansas and the City is not liable on the Notes, nor is the taxing power of the City pledged to the payment of principal and interest on the Notes. The sole source of funds to pay principal and interest on the Notes is the net cash flow of the Project and the proceeds from the sale or refinancing of the Project. The Notes are collateralized by all real and personal property of the Project and an assignment of rents. The principal balance of the Notes is due in a lump sum on December 1, 2010.
   Base interest on the Notes accrues at 8.5% per annum.

   In connection with the reorganization of the Partnership described in Note
   1, the terms of the Notes were amended on October 1, 1990 pursuant to a mortgage modification agreement. The mortgage modification agreement was entered into in order to induce America First to waive defaults under the original Note and to induce the new limited partners to infuse additional capital. The modification agreement provides, among other provisions, the following:

   (a) America First agrees not to declare a default under the Notes, mortgage and related documents during the term of the modification agreement, which expires December 31, 2002.

   (b) America First agrees to accept the monthly cash flow from the Project as partial payment of base interest. If the monthly cash flow is less than the amount of base interest due for each month, the unpaid base interest accrues and will be paid from excess cash flow in future months. The difference between the base interest on the Notes and the payments made to America First from available monthly cash flow will bear interest at 8.5% per annum until paid. At December 31, 1994 and 1993, mortgage interest expense included additional interest on accrued base interest of $172,414 and $149,180, respectively.

   (c) America First agrees not to cause a redemption of the Notes prior to December 31, 2002.

   (d) The mortgage modification agreement also specifies the allocation of sale or refinancing proceeds of the Project among the partners of the Partnership and payment of accrued interest to America First.

4. Contingent Interest:

   In addition to base interest, the Notes provide for the payment of additional contingent interest that is payable only to the extent the Project generates excess net cash flows or from the sale or refinancing proceeds of the Project, subject to various priority payments. Contingent interest during the construction period (December 1, 1986 through August
   31, 1987) at 3.5% per annum totaled $118,890. Contingent interest at 4.5% per annum, excluding contingent construction period interest, totaled
   $4,224,000 and $3,648,000 through December 31, 1994 and 1993, respectively. Contingent interest amounts have not been accrued in the accompanying financial statements.

5. Related Party Transactions:

   Under the terms of the Notes, the Partnership accrues administrative fees of $6,400 per month to an affiliate of America First. Under the terms of the new Limited Partnership Agreement, the Partnership accrues administrative fees of $1,000 per month to Liberty Associates IV L.P.
   Administrative fees totaled $88,800 in 1994 and 1993. Accrued and unpaid administrative fees totaled $601,419 and $524,619 at December 31, 1994 and 1993, respectively.



                              JEFFERSON PLACE, L.P.
                     NOTES TO FINANCIAL STATEMENTS, CONTINUED



5. Related Party Transactions, Continued:

   Administrative fees payable to America First are to be paid solely from the proceeds of sale or refinancing. Administrative fees payable to Liberty
   Associates IV L.P. are paid from excess cash flow after the payment of all operating expenses except interest.

   The Project was managed January through April 1993 by a property management company which was paid 3.5% of gross revenues actually received from the Project. On May 1, 1993, America First Property Management Company, an affiliate of the general partner, took over management of the project.
   Their fee is 4.5% of collected receipts. Management fees for 1994 and 1993 were $75,215 and $55,238, respectively. The Partnership owed America First
   Property Management Company $3,674 and $3,663 at December 31, 1994 and
   1993, respectively.

6. Interest Payable:

   Interest payable as of December 31, 1994 and 1993 consisted of the following:

                                                        1994            1993
                                                -------------   -------------
   Interest payable on bond                     $  2,109,951    $  1,916,916
   Interest on unpaid interest                       594,398         421,983
                                                -------------   -------------
        Total interest payable                  $  2,704,349    $  2,338,899
                                                =============   =============

7. Contingency:

   Pursuant to a Tax Credit Guaranty Agreement signed on October 1, 1990, the
   Partnership and America First guarantee Liberty Tax Credit Plus III L.P.
   ("Liberty") specified minimum amounts of tax credits to be generated by the Partnership. Those tax credits are generated by the Partnership through the rental of apartments to qualified tenants. If the Partnership fails to generate tax credits of approximately $131,000 annually for years 1991 through 1997 for the benefit of Liberty, America First and the Partnership will be required to pay Liberty an amount equal to $.633 for each $1 of credits below the specified minimum amounts.

   Tax credits generated by the Project in 1994 were in excess of the minimum amount of such credits specified in the Tax Credit Guaranty Agreement.

8. Liquidity:

   The Partnership has consistently been unable to generate sufficient cash flow from operations to pay base interest on the mortgage note payable.
   The Partnership has, however, generated cash flows sufficient to cover the cost of operations and partially pay base interest on the mortgage note payable. As more fully described in Note 3, America First (the mortgagee) has agreed not to declare a default under the terms of the mortgage note payable.





























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

























































To the Partners
Sunpointe Associates Limited Partnership
Omaha, Nebraska


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Sunpointe Associates Limited
Partnership, (a Washington Limited Partnership) (the "Partnership"), as of
December 31, 1995, and the related statements of income, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunpointe Associates Limited
Partnership as of December 31, 1995, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



St. Louis, Missouri                    Mueller, Prost, Purk & Willbrand, P.C.
April 30, 1996	                        Certified Public Accountants




































































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

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
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

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
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

SUNPOINTE ASSOCIATES LIMITED PARTNERSHIP
(a Washington Limited Partnership)
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

The Partnership's operations have produced a cumulative deficit of $12,376,449 since commencement of rental operations in 1987, as well as recurring operating losses. The considerations raise substantial doubt about the Partnership's ability to continue as a going concern. Management has addressed this concern by implementing an operating plan designed to reposition the Project and substantially increase long-term cash flow from operations. This plan includes: (1) investment of a significant portion of property cash flow in upgrading and improving the condition and appearance of the Project; and (2) implementation of stringent resident qualification standards designed to improve the resident profile and, ultimately, property operations. In addition, management is also considering reissuance of the bonds at lower interest rates so that the Project can support monthly interest payments.

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

Date:  May 24, 1996

 	   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:  May 24, 1996  	             By	/s/ Michael B. Yanney*
		                                    Michael B. Yanney
		                                    Chairman of the Board, President,
                                      Chief Executive Officer and Manager


Date:  May 24, 1996  	             By	/s/ Michael Thesing
		                                    Michael Thesing
				                                  Vice President, Secretary, Treasurer
                                      and Manager (Chief Financial and
                                      Accounting Officer)


Date:  May 24, 1996	               By	/s/ William S. Carter, M.D.*
		                                    William S. Carter, M.D.
		                                    Manager


Date:  May 24, 1996	               By
		                                    George Kubat
		                                    Manager


Date:  May 24, 1996  	             By	/s/ Martin Massengale*
		                                    Martin Massengale
		                                    Manager


Date:  May 24, 1996                By	/s/ Alan Baer*
		                                    Alan Baer
 		                                   Manager


Date:  May 24, 1996	               By	/s/ Gail Walling Yanney*
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