Form 10-Q/A
period 1996-03-31
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1996-05-28
CIK 793245

FORM 10-Q/A

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   1,846,036       $   1,912,560
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Real estate acquired in settlement of bonds, net of
  accumulated depreciation (and valuation allowance for 1995) (Note 6)                          25,624,048          25,890,570
 Interest receivable                                                                               186,228             196,601
 Other assets                                                                                      123,369              64,192
                                                                                             --------------      --------------
                                                                                             $  59,346,207       $  59,630,449
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $     743,470       $     683,013
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                 1,074,633           1,014,176
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    7,187               7,553
  Beneficial Unit Certificate Holders
  ($11.11 per BUC in 1996 and $11.17 in 1995)                                                   58,264,387          58,608,720
                                                                                             --------------      --------------
                                                                                                58,271,574          58,616,273
                                                                                             --------------      --------------
                                                                                             $  59,346,207       $  59,630,449
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                              Mar. 31, 1996       Mar. 31, 1995
                                                                                             --------------      --------------
Income
 Mortgage bond investment income                                                             $     594,905       $     693,337
 Rental income                                                                                   1,297,401           1,254,529
 Interest income on temporary cash investments                                                      11,063              12,605
                                                                                             --------------      --------------
                                                                                                 1,903,369           1,960,471
                                                                                             --------------      --------------
Expenses
 General and administrative expenses (Note 7)                                                      229,081             191,053
 Real estate operating expenses                                                                    717,406             599,613
 Depreciation                                                                                      308,092             297,385
                                                                                             --------------      --------------
                                                                                                 1,254,579           1,088,051
                                                                                             --------------      --------------
Net income                                                                                   $     648,790       $     872,420
                                                                                             ==============      ==============
Net income allocated to:
 General Partner                                                                             $       9,569       $      11,698
 BUC Holders                                                                                       639,221             860,722
                                                                                             --------------      --------------
                                                                                             $     648,790       $     872,420
                                                                                             ==============      ==============
Net income per BUC                                                                           $         .12       $         .16
                                                                                             ==============      ==============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                             General           Certificate
                                                                             Partner               Holders               Total
                                                                     ----------------     ----------------     ----------------
Partners' Capital (excluding net unrealized holding losses):
Balance at December 31, 1995                                         $         7,553      $    67,357,194      $    67,364,747
Net income                                                                     9,569              639,221              648,790
Cash distributions paid or accrued (Note 3)
 Income                                                                       (9,935)            (675,462)            (685,397)
 Return of capital                                                               -               (308,092)            (308,092)
                                                                     ----------------     ----------------     ----------------
                                                                               7,187           67,012,861           67,020,048
                                                                     ----------------     ----------------     ----------------
Net unrealized holding losses:
Balance at December 31, 1995 and March 31, 1996                                 -              (8,748,474)          (8,748,474)
                                                                     ----------------     ----------------     ----------------
Balance at March 31, 1996                                            $         7,187      $    58,264,387      $    58,271,574
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

 B) Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $8,748,474 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value.

    The carrying value of tax-exempt mortgage bonds is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral.

    Accrual of mortgage bond investment income is excluded from income when, in the opinion of management, collection of related interest is doubtful. This interest is recognized as income when it is received.

 C) Real Estate Acquired in Settlement of Bonds
    For periods prior to January 1, 1996, property acquired through foreclosure or deed in lieu of foreclosure was recorded at the lower of the unpaid bond balance or estimated net realizable value at the date of acquisition. A valuation allowance was established for declines in the estimated net realizable value subsequent to acquisition.

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

 D) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's taxable income for federal and state income tax purposes.

 E) Temporary Cash Investments
    Temporary cash investments are invested in federally tax-exempt securities purchased with an original maturity of three months or less.

 F) Net Income per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (5,245,623) for all periods presented.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at March 31, 1996, are as follows:

                                                                                                     Base
                                                                         Number      Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%    $      8,760,000
                                                                                                              -----------------
  Nonperforming:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
                                                                                                              -----------------
                                                                                                                    40,315,000
  Unrealized holding losses                                                                                         (8,748,474)
                                                                                                              -----------------
  Balance at March 31, 1996                                                                                   $     31,566,526
                                                                                                              =================

(1) In addition to the base interest rate shown, the bonds bear additional contingent interest as defined in each revenue note which, when combined with the interest shown, is limited to a cumulative, noncompounded amount not greater than 13% per annum. The Partnership did not receive any additional contingent interest in 1996.

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $261,789.

6. Real Estate Acquired in Settlement of Bonds

Real estate acquired in settlement of bonds at March 31, 1996, is comprised of the following:

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

10.  Restatement

The tax-exempt mortgage bonds were previously accounted for as loans. However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, the 1995 and 1996 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $8,748,474 of unrealized losses as a separate component of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. At March 31, 1996, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $31,566,526 and five real estate properties acquired through foreclosure or deed in lieu of foreclosure with a depreciated cost, net of a valuation allowance, of $25,624,048.

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

The principal amounts of the tax-exempt mortgage bonds do not amortize over their terms. The tax-exempt mortgage bonds provide for the payment of base interest at a fixed rate. In addition, the Partnership may earn contingent interest based on a participation in the net cash flow and net sale or refinancing proceeds from the real estate collateralizing the tax-exempt mortgage bonds. The base interest payments received on the tax-exempt mortgage bonds and net rental income earned on properties owned represent the principal sources of the Partnership's income and distributable cash. The Partnership has not received any contingent interest on its mortgage bonds during 1996. The Partnership also earns income on temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to Beneficial Unit Certificate (BUC) Holders.

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
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .1875        $        .1875
                                                                                         ===============       ===============

Asset Quality

It is the policy of the Partnership to make a periodic review of the real estate collateralizing the Partnership's mortgage bonds in order to establish, when necessary, a valuation reserve on mortgage bonds. The carrying value of the mortgage bonds is periodically reviewed and adjustments are made when there are significant changes in the estimated net realizable value of the underlying collateral for the bonds.

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

Internal property valuations and reviews performed during the quarter ended March 31, 1996, indicated that the mortgage bonds and real estate recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds and real estate owned has generally remained constant since December 31, 1995.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        Mar. 31, 1996       Mar. 31, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      594,905      $      693,337      $      (98,432)
Rental income                                                               1,297,401           1,254,529              42,872
Interest income on temporary cash investments                                  11,063              12,605              (1,542)
                                                                       ---------------     ---------------     ---------------
                                                                            1,903,369           1,960,471             (57,102)
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           229,081             191,053              38,028
Real estate operating expenses                                                717,406             599,613             117,793
Depreciation                                                                  308,092             297,385              10,707
                                                                       ---------------     ---------------     ---------------
                                                                            1,254,579           1,088,051             166,528
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      648,790      $      872,420      $     (223,630)
                                                                       ===============     ===============     ===============

Mortgage bond investment income decreased for the quarter ended March 31, 1996, compared to the same period in 1995 as a result of decreases in the cash flow received from Avalon Ridge of approximately $95,000 and Jefferson Place of approximately $4,000. The decrease in cash flow received from Avalon Ridge was primarily due to a decrease in average occupancy of approximately 5%.

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

              10(b) Lender Loan Agreement and Indenture of Trust among
                    Washington State Housing Finance Commission, the
                    Registrant and FirsTier Bank, National Association, dated September 1, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

              10(c) Construction Loan Agreement between the Registrant and
                    Sunpointe Associates Limited Partnership, dated September 1, 1987 (incorporated herein by reference to Form 10-K dated December 31, 1987 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Tax Exempt Mortgage Fund 2 Limited Partnership (Commission File No. 0-15329)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 1996          AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND 2 LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Four, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America First Capital
                                   Associates Limited Partnership Four

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer (Vice President and Principal
                                   Financial Officer of Registrant)