Form 10-Q
period 1996-06-30
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LTD PARTNERSHIP
filed 1996-08-13
CIK 793245

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value (Note 4)                                                         $   2,479,350       $   1,912,560
 Investment in tax-exempt mortgage bonds, at estimated fair value (Note 5)                      31,566,526          31,566,526
 Investment in real estate, net of accumulated depreciation
  (and valuation allowance for 1995) (Note 6)                                                   27,303,956          25,890,570
 Interest receivable                                                                               183,321             196,601
 Other assets                                                                                      229,995              64,192
                                                                                             --------------      --------------
                                                                                             $  61,763,148       $  59,630,449
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 8)                                                                  $     808,900       $     683,013
  Bonds payable (Note 7)                                                                         2,750,000                -
  Distribution payable (Note 3)                                                                    331,163             331,163
                                                                                             --------------      --------------
                                                                                                 3,890,063           1,014,176
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                    5,957               7,553
  Beneficial Unit Certificate Holders
  ($11.03 per BUC in 1996 and $11.17 in 1995)                                                   57,867,128          58,608,720
                                                                                             --------------      --------------
                                                                                                57,873,085          58,616,273
                                                                                             --------------      --------------
                                                                                             $  61,763,148       $  59,630,449
                                                                                             ==============      ==============
The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage bond investment income                    $      521,648      $      495,122      $    1,116,553      $    1,188,459
 Rental income                                           1,422,169           1,270,900           2,719,570           2,525,429
 Interest income on temporary cash investments              13,507              13,879              24,570              26,484
                                                    ---------------     ---------------     ---------------     ---------------
                                                         1,957,324           1,779,901           3,860,693           3,740,372
                                                    ---------------     ---------------     ---------------     ---------------
Expenses
 General and administrative expenses (Note 8)              305,960             185,351             535,041             376,404
 Real estate operating expenses                            750,550             434,141           1,467,956           1,033,754
 Depreciation                                              275,451             299,373             583,543             596,758
 Interest expense                                           30,362                -                 30,362                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                         1,362,323             918,865           2,616,902           2,006,916
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      595,001      $      861,036      $    1,243,791      $    1,733,456
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        8,704      $       11,604      $       18,273      $       23,302
 BUC Holders                                               586,297             849,432           1,225,518           1,710,154
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      595,001      $      861,036      $    1,243,791      $    1,733,456
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $          .11      $          .16      $          .23      $          .32
                                                    ===============     ===============     ===============     ===============

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                             General           Certificate
                                                                             Partner               Holders               Total
                                                                     ----------------     ----------------     ----------------
Partners' Capital (excluding net unrealized holding losses):
Balance at December 31, 1995                                         $         7,553      $    67,357,194      $    67,364,747
Net income                                                                    18,273            1,225,518            1,243,791
Cash distributions paid or accrued (Note 3)
 Income                                                                      (19,869)          (1,383,567)          (1,403,436)
 Return of capital                                                               -               (583,543)            (583,543)
                                                                     ----------------     ----------------     ----------------
                                                                               5,957           66,615,602           66,621,559
                                                                     ----------------     ----------------     ----------------
Net unrealized holding losses:
Balance at December 31, 1995 and June 30, 1996                                  -              (8,748,474)          (8,748,474)
                                                                     ----------------     ----------------     ----------------
Balance at June 30, 1996                                             $         5,957      $    57,867,128      $    57,873,085
                                                                     ================     ================     ================

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $    1,243,791      $    1,733,456
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                                   583,543             596,758
    Decrease in interest receivable                                                                 13,280              48,077
    Increase in other assets                                                                       (27,700)            (13,547)
    Increase (decrease) in accounts payable                                                        125,887             (14,956)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                       1,938,801           2,349,788
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Real estate capital improvements                                                                  (82,331)            (65,884)
 Acquisition of real estate                                                                     (1,914,598)               -
                                                                                            ---------------     ---------------
 Net cash used in investing activities                                                          (1,996,929)            (65,884)
                                                                                            ---------------     ---------------
Cash flows from financing activities
 Distributions paid                                                                             (1,986,979)         (1,986,979)
 Proceeds from issuance of tax-exempt refunding bonds                                            2,750,000                -
 Bond issuance costs paid                                                                         (138,103)               -
                                                                                            ---------------     ---------------
 Net cash provided by (used in) financing activities                                               624,918          (1,986,979)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                566,790             296,925
Cash and temporary cash investments at beginning of period                                       1,912,560           1,969,975
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,479,350      $    2,266,900
                                                                                            ===============     ===============
The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The consolidated financial statements include the accounts of the Partnership and its subsidiary, Park at Fifty Eight Limited Partnership, which owns The Park at Fifty Eight Apartments. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The consolidated financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

 B) Investment in Tax-Exempt Mortgage Bonds
    The Partnership adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS
    115) as of January 1, 1994. FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as held-to-maturity or trading. Unrealized losses of $8,748,474 on tax-exempt mortgage bonds previously recognized through income were reclassified to a separate component of partners' capital with the adoption of FAS 115. There was no additional impact resulting from adoption since the bonds had already been reduced to estimated fair value.

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

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

 C) Investment in Real Estate
    The Partnership's investment in real estate consists of property acquired through foreclosure or deed in lieu of foreclosure and other real estate acquired. For periods prior to January 1, 1996, property acquired through foreclosure or deed in lieu of foreclosure was recorded at the lower of the unpaid bond balance or estimated net realizable value at the date of acquisition. Other real estate acquired was recorded at cost. A valuation allowance was established for declines in the estimated net realizable value subsequent to acquisition.

    On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

    Depreciation of real estate is based on the estimated useful life of the property (27-1/2 years on multifamily residential apartments or 31-1/2 years on The Exchange at Palm Bay) using the straight-line method. Depreciation of real estate improvements on The Exchange at Palm Bay is based on the term of the related tenant lease using the straight-line method. Subsequent to January 1, 1996, depreciation is calculated based on the adjusted carrying value of the properties.

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

4. Partnership Reserve Account

The Partnership maintains a reserve account which totaled $1,712,530 at June 30, 1996. The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to investors or for any other contingencies related to the ownership of the mortgage bonds, real estate acquired and the operation of the Partnership.

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

5. Investment in Tax-Exempt Mortgage Bonds

Descriptions of the tax-exempt mortgage bonds owned by the Partnership at June 30, 1996, are as follows:

                                                                                                     Base
                                                                         Number      Maturity    Interest            Carrying
  Property Name                               Location                 of Units   	      Date        Rate(1)           Amount
  ----------------------------------          --------------------     --------   -------------   --------    -----------------
  Performing:
   Jackson Park Place                         Fresno, CA                  296          09/01/11       8.5%    $      8,760,000
                                                                                                              -----------------
  Nonperforming:(2)
   Jefferson Place                            Olathe, KS                  352          12/01/10       8.5%          12,800,000
   Avalon Ridge                               Renton, WA                  356          09/01/11       8.5%          18,755,000
                                                                                                              -----------------
                                                                                                                    31,555,000
                                                                                                              -----------------
                                                                                                                    40,315,000
  Unrealized holding losses                                                                                         (8,748,474)
                                                                                                              -----------------
  Balance at June 30, 1996                                                                                    $     31,566,526
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

(2) Nonperforming bonds are bonds which are not fully current as to interest payments. The amount of foregone interest on nonperforming bonds for 1996 was $596,835 ($335,046 for the quarter ended June 30, 1996).

6. Investment in Real Estate

The Partnership's investment in real estate is comprised of the following at June 30, 1996:

                                                                                                 Building
                                                               Number                                 and             Carrying
  Property Name                        Location               of Units   	         Land      Improvements               Amount
  ---------------------------------    --------------------   --------     -------------   ---------------    -----------------
  Covey at Fox Valley                  Aurora, IL                216       $  1,320,000    $   10,028,338     $     11,348,338
  The Exchange at Palm Bay             Palm Bay, FL           72,002(1)       1,150,318         3,222,792            4,373,110
  The Park at Fifty Eight(2)           Chattanooga, TN           196            231,113         4,122,226            4,353,339
  Shelby Heights                       Bristol, TN               100            175,000         2,952,847            3,127,847
  Coral Point                          Mesa, AZ                  336          2,240,000         8,960,000           11,200,000
                                                                                                              -----------------
                                                                                                                    34,402,634
  Less accumulated depreciation                                                                                     (7,098,678)
                                                                                                              -----------------
  Balance at June 30, 1996                                                                                    $     27,303,956
                                                                                                              =================

(1)  Represents square feet.

(2) Property is owned by Park at Fifty Eight Limited Partnership and consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996 for $1,914,598) (See Note 7).

AMERICA FIRST TAX EXEMPT MORTGAGE FUND 2 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

7.  Bonds Payable

On May 16, 1996, Park at 58 Limited Partnership received proceeds of $2,750,000 through the offering of multifamily housing revenue refunding bonds on The Park at Fifty Eight. The bonds were rated "A" by Standard and Poor's Corporation and bear interest at an effective rate of 6.65%. The bonds have a 25-year maturity with annual principal payments ranging from $50,000 to $210,000 due each March. Accrued interest is payable semi-annually in March and September. The bonds are collateralized by The Park at Fifty Eight.

8.	 Transactions with Related Parties

Substantially all of the Partnership's general and administrative expenses are paid by AFCA 4 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 4 during 1996 was $487,870 ($214,109 for the quarter ended June 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end. AFCA 4 or an affiliate also paid $41,056 ($13,756 for the quarter ended June 30, 1996) in capitalized costs during 1996 which were reimbursed by the Partnership. The capitalized costs were incurred in connection with the offering of multifamily housing revenue refunding bonds described in Note 7.

AFCA 4 received from property owners administrative fees of $39,308 ($8,760 for the quarter ended June 30, 1996) in 1996. Since these fees are not Partnership expenses, they have not been reflected in the accompanying financial statements. Pursuant to the Limited Partnership Agreement, AFCA 4 is entitled to an administrative fee from the Partnership in the event the Partnership becomes the equity owner of a property by reason of foreclosure. The amount of such fees paid to AFCA 4 during 1995 was $113,100 ($56,550 for the quarter ended June 30, 1996).

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

An affiliate of AFCA 4 was retained to provide property management services for Covey at Fox Valley, The Park at Fifty Eight, Shelby Heights, Coral Point, Jefferson Place and Avalon Ridge. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $207,884 ($105,875 for the quarter ended June 30, 1996) in 1996.

9.  Proposed Merger

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

10.  Restatement

The tax-exempt mortgage bonds were previously accounted for as loans.
However, the bonds are considered debt securities under FAS 115, which was effective January 1, 1994. Accordingly, the 1995 financial statements have been restated to properly present the bonds as debt securities. The only effect of the restatement was to segregate the $8,748,474 of unrealized losses as a separate component of partners' capital. There was no effect on the carrying value of the bonds, total assets, total partners' capital or net income.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired nine tax-exempt mortgage bonds, the proceeds of which were used to provide construction and/or permanent financing for eight multifamily housing properties and one commercial property. During 1988, one tax-exempt mortgage bond was prepaid in full. On May 16, 1996, the Partnership acquired Phase I of the Park at Fifty Eight Apartments. At June 30, 1996, the Partnership continued to hold three of these tax-exempt mortgage bonds with a carrying value, at estimated fair value, of $31,566,526 and five real estate properties acquired with a depreciated cost of $27,303,956.

The following table shows the various occupancy levels of the properties financed or owned by the Partnership at June 30, 1996:

                                                                                                       Number      Percentage
                                                                                        Number       of Units        of Units
Property Name                          Location                                       of Units       Occupied        Occupied
- -------------------------------        -----------------------                       ----------     ----------     -----------
Jackson Park Place                     Fresno, CA                                          296            269             91%
Jefferson Place                        Olathe, KS                                          352            351            100%
Avalon Ridge                           Renton, WA                                          356            291             82%
Covey at Fox Valley(1)                 Aurora, IL                                          216            204             94%
The Park at Fifty Eight(3)             Chattanooga, TN                                     196            192             98%
Shelby Heights(1)                      Bristol, TN                                         100             93             93%
Coral Point(1)                         Mesa, AZ                                            336            320             95%
                                                                                     ----------     ----------     -----------
                                                                                         1,852          1,720             93%
                                                                                     ==========     ==========     ===========
The Exchange at Palm Bay(1)           Palm Bay, FL                                      72,002(2)      42,627(2)          59%
                                                                                     ==========     ==========     ===========

(1) Property acquired through foreclosure or deed in lieu of foreclosure.
(2) Represents square feet.
(3) Property consists of Phase II (96 units acquired through foreclosure) and Phase I (100 units purchased on May 16, 1996).

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

On May 16, 1996, the Partnership raised $2,750,000 through the offering of multifamily housing refunding bonds on The Park at Fifty Eight Apartments. The Partnership utilized $1,914,598 of the proceeds to acquire Phase I of the Park at Fifty Eight Apartments with the remaining proceeds added to the Partnership's reserves.

During the six months ended June 30, 1996, $159,645 ($123,038 for the quarter ended June 30, 1996) of undistributed income was withdrawn from reserves. The total amount held in reserves at June 30, 1996, was $1,712,530. Future distributions to BUC Holders will depend upon the amount of base and contingent interest and net rental income the Partnership receives, the size of reserves established by the Partnership and the extent to which withdrawals are made from reserves.

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

Distributions

Cash distributions paid or accrued per BUC were as follows:

                                                                                            For the Six           For the Six
                                                                                           Months Ended          Months Ended
                                                                                          June 30, 1996         June 30, 1995
                                                                                         ---------------       ---------------
Regular monthly distributions
	Income                                                                                  $        .2638        $        .2612
	Return of capital                                                                                .1112                 .1138
                                                                                         ---------------       ---------------
                                                                                         $        .3750        $        .3750
                                                                                         ===============       ===============
Distributions
	Paid out of current and prior undistributed cash flow                                   $        .3750        $        .3750
                                                                                         ===============       ===============

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

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. As a result of adopting FAS 121, the Partnership wrote down the carrying value of each impaired property to estimated net realizable value thus eliminating the valuation allowance on real estate acquired. The carrying value of each property will be periodically reviewed and adjustments will be made to the carrying value when there are declines in the estimated net realizable value.

Internal property valuations and reviews performed during the six months ended June 30, 1996, indicated that the mortgage bonds and real estate recorded on the balance sheet at June 30, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's mortgage bonds and real estate owned has generally remained constant since March 31, 1996.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                              For the             For the            Increase
                                                                        Quarter Ended       Quarter Ended           (Decrease)
                                                                        June 30, 1996       June 30, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $      521,648      $      495,122      $       26,526
Rental income                                                               1,422,169           1,270,900             151,269
Interest income on temporary cash investments                                  13,507              13,879                (372)
                                                                       ---------------     ---------------     ---------------
                                                                            1,957,324           1,779,901             177,423
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           305,960             185,351             120,609
Real estate operating expenses                                                750,550             434,141             316,409
Depreciation                                                                  275,451             299,373             (23,922)
Interest expense                                                               30,362                -                 30,362
                                                                       ---------------     ---------------     ---------------
                                                                            1,362,323             918,865             443,458
                                                                       ---------------     ---------------     ---------------
Net income                                                             $      595,001      $      861,036      $     (266,035)
                                                                       ===============     ===============     ===============

                                                                          For the Six         For the Six            Increase
                                                                         Months Ended        Months Ended           (Decrease)
                                                                        June 30, 1996       June 30, 1995           From 1995
                                                                       ---------------     ---------------     ---------------
Mortgage bond investment income                                        $    1,116,553      $    1,188,459      $      (71,906)
Rental income                                                               2,719,570           2,525,429             194,141
Interest income on temporary cash investments                                  24,570              26,484              (1,914)
                                                                       ---------------     ---------------     ---------------
                                                                            3,860,693           3,740,372             120,321
                                                                       ---------------     ---------------     ---------------
General and administrative expenses                                           535,041             376,404             158,637
Real estate operating expenses                                              1,467,956           1,033,754             434,202
Depreciation                                                                  583,543             596,758             (13,215)
Interest expense                                                               30,362                -                 30,362
                                                                       ---------------     ---------------     ---------------
                                                                            2,616,902           2,006,916             609,986
                                                                       ---------------     ---------------     ---------------
Net income                                                             $    1,243,791      $    1,733,456      $     (489,665)
                                                                       ===============     ===============     ===============

Mortgage bond investment income increased for the quarter ended June 30, 1996, compared to the same period in 1995 as a result of an increase in the cash flow received from Avalon Ridge of approximately $32,000 and a decrease in cash flow from Jefferson Place of approximately $5,000. Mortgage bond investment income decreased for the six months ended June 30, 1996, compared to the same period in 1995 as a result of decreases in the cash flow received from Avalon Ridge of approximately $63,000 and Jefferson Place of approximately $9,000. The decrease in cash flow received from Avalon Ridge for the six months ended June 30, 1996, compared to the same period in 1995, was primarily due to a decrease in average occupancy of approximately 4%.

Rental income, excluding rental income of approximately $58,000 earned by The Park at Fifty Eight-Phase I which was acquired in May 1996, increased approximately $93,000 and $136,000 for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are due primarily to rental rate increases and higher average occupancy of certain properties acquired by the Partnership in foreclosure.

Real estate operating expenses for the quarter ended June 30, 1996, were higher compared to the same period in 1995 due to: (i) a property tax refund of approximately $244,000 received by Covey at Fox Valley in June 1995; (ii) real estate operating expenses of approximately $61,000 incurred by The Park at Fifty Eight-Phase I which was acquired in May 1996; and (iii) a net increase in expenses of approximately $11,000 incurred by the Partnership's other properties. Excluding property tax refunds of approximately $252,000 received during the six months ended June 30, 1995, real estate operating expenses increased approximately $182,000 for the six months ended June 30, 1996, compared to the same period in 1995. This increase is due to: (i) leasing commissions of approximately $85,000 incurred by the Exchange at Palm Bay in connection with leasing additional space to tenants; (ii) real estate operating expenses of approximately $61,000 incurred by the Park at Fifty Eight-Phase I; and (iii) an increase in repairs and maintenance expenses and property improvements of approximately $36,000 at the Partnership's other properties.

Depreciation expense decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 due to the adoption of FAS 121 on January 1, 1996. FAS 121 requires that depreciation be calculated on the adjusted carrying value of the properties.

Interest expense of $30,362 was incurred for the quarter and six months ended June 30, 1996, on the $2,750,000 of bonds payable which were issued in May 1996.

The decrease in interest income on temporary cash investments for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 is primarily due to a decrease in the average reserve balance attributable to withdrawals made from Partnership reserves during 1996 to supplement distributions to BUC Holders.

General and administrative expenses increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. These increases were due to: (i) approximately $75,000 of costs incurred in the quarter and six months ended June 30, 1996 in conjunction with the proposed merger with America First Apartment Investors L.P.; (ii) an increase of approximately $33,000 and $63,000 in salaries and related expenses for the quarter and six months ended June 30, 1996, respectively; (iii) an increase of approximately $5,000 and $7,000 in professional fees for the quarter and six months ended June 30, 1996, respectively; and (iv) net increases of approximately $8,000 and $14,000 in other general and administrative expenses incurred for the quarter and six months ended June 30, 1996, respectively.

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

Dated:  August 13, 1996       AMERICA FIRST TAX EXEMPT MORTGAGE
                              FUND 2 LIMITED PARTNERSHIP

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